Form 10-Q
period 1993-12-31
CORDIS CORP
filed 1994-01-18
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1993

          or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

          Commission file number   0-3274

                                  CORDIS CORPORATION
                (Exact name of registrant as specified in its charter)

                    FLORIDA                              59-0870525

          (State or other jurisdiction of         (I.R.S. Employer Identifi-
          incorporation or organization)          cation Number)


          14201 N.W. 60th Avenue, Miami Lakes, Florida      33014

            (Address of principal executive offices)        (Zip Code)


                                    (305) 824-2000

                 (Registrant's telephone number, including area code)


                                      No Changes

          (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES  X   NO


          The registrant had outstanding 14,310,849 shares of common stock (par value $1.00 per share) as of January 14, 1994.

                                  CORDIS CORPORATION

                                      FORM 10-Q


                         THREE MONTHS ENDED DECEMBER 31, 1993



                                        INDEX



                                                                   Page No.

          PART I.        FINANCIAL INFORMATION:

               Item 1.   Financial Statements ........................ 1

                         Consolidated Statements of Operations........ 2
                         Consolidated Balance Sheets ................. 3
                         Consolidated Statements of Cash Flows ....... 4
                         Notes to Consolidated Financial Statements .. 5-7

               Item 2.   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations ............................. 7-10



          PART II.       OTHER INFORMATION:

               Item 1.   Legal Proceedings............................ 10

               Item 6.   Exhibits and Reports on Form 8-K............. 12

          Signature .................................................. 12

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    The interim financial information herein is unaudited. However, in the opinion of Management, such information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information shown. The financial statements and notes presented herein do not contain certain information included in the Company's annual financial statements and notes.

                    Results  for  interim   periods  are  not   necessarily
                    indicative of results expected for the full year.

                                  CORDIS CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months and Six Months Ended December 31, 1993 and 1992
                                     (Unaudited)
                   (Dollars in thousands except per share amounts)


                                      Three Months          Six Months

                                     1993      1992      1993       1992
           Net Sales               $ 75,401  $ 61,971  $144,546  $124,486
           Operating costs and
             expenses:
           Cost of goods sold        30,458    23,650    57,765    47,672

           Research and
             development              5,579     5,122    11,140    10,020
           Selling, general and
             administrative          26,098    22,837    49,903    44,956
           Total operating costs
             and expenses            62,135    51,609   118,808   102,648
           Operating profit          13,266    10,362    25,738    21,838

           Other (income) deductions:
           Interest expense, net
             and other                 (738)      891      (976)    3,527
           Income before income
             taxes and cumulative
             effect of accounting
             change                  14,004     9,471    26,714    18,311
           Provision for income
             taxes                    5,413     2,554    10,215     5,340

           Income before
             cumulative effect of
             accounting change        8,591     6,917    16,499    12,971
           Cumulative effect of
             accounting change            -         -    10,115         -
           Net income              $  8,591  $  6,917  $ 26,614  $ 12,971
           Earnings per share:

           Income before
             cumulative effect of
             accounting change     $    .58  $    .47  $   1.13  $    .89
           Cumulative effect of
             accounting change            -         -       .69         -

           Net income              $    .58  $    .47  $   1.82  $    .89




          See accompanying notes.

                                  CORDIS CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         December 31, 1993 and June 30, 1993
                                (Dollars in thousands)

                                                  December 31   June 30
           ASSETS                                 (Unaudited) (Audited)
           Current assets:
           Cash and cash equivalents              $   46,533  $  38,406
           Accounts receivable, net                   64,271     58,369
           Inventories:
             Finished goods                           20,954     18,506
             Work-in-process                          10,222      9,213
             Raw materials and supplies                8,146      7,002
                                                      39,322     34,721
           Deferred income taxes                       9,541      3,564
           Other current assets                        3,559      7,583
               Total current assets                  163,226    142,643
           Property, plant and equipment,  net of
            accumulated depreciation of $57,329
           at December 31 and $53,801 at June 30      59,631     57,097
           Deferred income taxes                       9,665        663
           Other assets                                3,947      3,888
                                                  $  236,469  $ 204,291
           LIABILITIES AND SHAREHOLDERS'EQUITY
           Current liabilities:
           Notes payable                          $    4,061  $   9,092
           Accounts payable                            6,825      5,846
           Accrued expenses                           35,676     31,087
           Income taxes payable                        7,627      3,753
           Current portion of long-term debt           1,034        903
           Net liabilities of discontinued
           operations                                  1,025        988
           Other current liabilities                     137      3,900
                Total current liabilities             56,385     55,569
           Long-term liabilities:
           Long-term debt                              1,204      1,112
           Net liabilities of discontinued
           operations                                  3,233      3,484
           Other long-term liabilities                 3,816      3,497
                Total long-term liabilities            8,253      8,093
                Total liabilities                     64,638     63,662
           Commitments and contingencies (Note 3)
           Shareholders' equity:
           Common stock, $1 par value; authorized
             50,000,000 shares; issued and
           outstanding 14,309,617 shares at
           December 31 and 14,271,545 shares at
           June 30                                    14,310     14,272
           Capital in excess of par value             63,985     58,246
           Retained earnings                          89,210     62,596
           Foreign currency translation
             adjustments                               4,326      5,515
                Total shareholders' equity           171,831    140,629
                                                  $  236,469  $ 204,291
          See accompanying notes.

                                 CORDIS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended December 31, 1993 and 1992
                                     (Unaudited)
                                (Dollars in thousands)

                                                     1993         1992
           Cash flows from operating activities:
             Net income                          $  26,614    $  12,971
             Noncash items included therein:
               Cumulative effect of accounting     (10,115)           -
                change
               Depreciation and amortization         4,588        4,338
               Deferred income tax provision         1,926          203
               Provisions for inventory
                obsolescence and doubtful
                accounts                               518          461
               Loss on disposition of property,
                plant and equipment                     91           38
               Currency transaction losses             569        2,140
             Changes in assets and liabilities:
             Increase in accounts receivable        (7,519)      (6,446)
             Increase in inventories                (5,388)      (5,851)
             Decrease in other current assets          279          569
             Increase in other assets                 (403)        (227)
             Increase in accounts payable and
              accruals                               7,241        3,389
             Increase (decrease) in current and
              deferred income taxes payable, net     2,316       (3,486)
             Decrease in net liabilities of
              discontinued operations                 (214)        (266)
             Other, net                                245        1,978
             Net cash provided by operating
              activities                            20,748        9,811
           Cash flows from investing activities:
             Additions to property, plant and
              equipment                             (7,579)      (5,486)
             Proceeds from the sale of property,
              plant and equipment                      214           46
             Net cash used in investing
              activities                            (7,365)      (5,440)
           Cash flows from financing activities:
             Bank loans                                906        2,644
             Debt retirement                        (5,668)        (624)
             Proceeds from the sale of common
              stock                                    598        4,888
             Repurchase of common stock             (1,100)           -
             Net cash (used in) provided by
              financing activities                  (5,264)       6,908
           Effect of exchange rate changes on
            cash                                         8          (87)
           Increase in cash and cash equivalents     8,127       11,192
           Cash and cash equivalents:
             Beginning of period                    38,406       13,146
             End of period                       $  46,533    $  24,338

           See accompanying notes.

                                  CORDIS CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1) Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. The cumulative effect on prior periods of this accounting change of $10.1 million, or $.69 per share, is reported as a one time benefit in the Consolidated Statement of Operations for the six months ended December 31, 1993. In addition, a one time adjustment of $4.2 million was recorded to capital in excess of par value in the Consolidated Balance Sheet as of December 31, 1993 due to the income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

               SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS No. 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

               The tax effect of the significant temporary differences which comprised the deferred tax assets and liabilities at July 1, 1993 was as follows (in thousands):

               Assets:

                    Discontinued operations                 $ 5,214
                    Intercompany profit adjustments in
                         inventories and other assets         3,152
                    Foreign, general business and AMT
                      tax credits                             4,861
                    Other accrued expenses                    3,561
                    Net operating loss carryforwards          3,351
                    Asset valuation reserves                  1,870
                    Depreciation                              1,322
                    Employee benefits                         1,099
                    Other                                        60
                                                             24,490
                    Valuation allowance                      (3,338)

                         Total deferred tax assets           21,152

               Liabilities:
                    Employee benefit plans                     (594)
                    Other                                      (248)
                         Total deferred tax liabilities        (842)

               Net Deferred Tax Asset                       $20,310

               The valuation allowance relates primarily to net operating loss carryforwards of the Company's French subsidiary. As of June 30, 1993 the French subsidiary had a net operating loss carryforward of approximately $9,200,000.

               Due to the adoption of SFAS No. 109, the Company's effective income tax rate for its year ending June 30, 1994 will approximate the statutory rates of the countries in which it operates. For the three and six months ended December 31, 1993, the Company's effective income tax rates were 39% and 38%, respectively. Included in the provision for income taxes in the Consolidated Statement of Operations for the six months ended December 31, 1993 is a one time benefit related to the Company increasing its net deferred tax asset by approximately $400,000, or $0.03 per share, as a result of legislation enacted in August 1993 increasing the U.S. corporate tax rate from 34% to 35%.

               As permitted under SFAS No. 109, prior years' financial statements have not been restated. For the three and six month periods ended December 31, 1992, the provision for income taxes was based on the U.S. statutory rate of 34%, adjusted for foreign tax rate differentials, and the tax benefit of the utilization of tax credits of $1,300,000 and $2,500,000, respectively.

          2) Primary earnings per share of common stock have been determined on the basis of the average number of shares of common stock and common stock equivalents outstanding during the respective periods. The exercise of outstanding options, computed under the treasury stock method based upon average stock prices during the period, has been included in the computation when dilutive. The computation of fully diluted earnings per share results in no material dilution.

          3) During fiscal 1987, the Company initiated a plan to dispose of all businesses other than its angiographic and neuroscience product lines. This plan included the disposal of the worldwide cardiac pacing operations, of which the Administrative and Technical Center ("ATC") in Miami, Florida was a principal asset. ATC is held under a capitalized lease that expires in December 2005. In September 1991, the Company executed an agreement to sublease ATC for a term equal to the remaining term of the capital lease. The sublease gives the sublessee cancellation options at the end of the fifth and tenth years, and an option to extend the lease for five years or to purchase the facility at December 31, 2005.

               The assets and liabilities related to ATC have been classified in the balance sheets as net liabilities of discontinued operations, and are reflected below in thousands:

                                                  December 31,    June 30,
                                                     1993           1993
               Net property, plant and equipment  $ 18,460       $ 19,467
               Other assets                          1,330          1,353
               Liabilities                         (17,013)       (17,380)
               Reserve for future costs             (7,035)        (7,912)
                                                    (4,258)        (4,472)
               Amount included in current
                 liabilities                         1,025            988

               Net liabilities - non-current      $ (3,233)      $ (3,484)

               The reserve for future costs relates principally to the discounted shortfall in rental income from the sublease compared to the Company's underlying payments and other costs over the full term of the capitalized lease.

          4) In April 1993, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. Repurchases will be made from time to time in the open market or private transactions, including block trades, with the number of shares actually to be purchased and the price the Company will pay dependent upon market conditions. Repurchased shares will be made available for use in employee benefit and incentive plans.

               The Company repurchased 37,000 shares of its common stock with a value of $1.1 million during the first quarter ended September 30, 1993.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
          Condition and Results of Operations

          Liquidity and Capital Resources

          During the six months ended December 31, 1993, operations generated cash of approximately $20.7 million compared to $9.8 million in the same period last year. The $10.9 million increase was principally caused by increased cash collections on higher sales, offset to a certain extent by increased cash payments for incremental operating expenses. Net cash used in investing activities, principally additions to property, plant and equipment, increased to $7.4 million from $5.4 million a year ago. Higher net retirement of debt, principally short-term borrowings in Europe, and lower proceeds from the sale of stock options caused cash of $5.3 million to be used in financing activities for the six months ended December 31, 1993 compared to a net increase in cash of $6.9 million in the year-earlier period. Between June 30 and December 31, the current ratio increased to 2.9 from 2.6 and the long-term debt to equity ratio remained constant at approximately zero.

          The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement either at December 31, 1993 or June 30, 1993. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At December 31, 1993 such loans totaled $4.1 million compared to $9.1 million at June 30, 1993.

          Management anticipates that cash generated from operations during the remainder of the fiscal year and cash on hand, combined, if necessary, with the utilization of credit lines in the U.S. and Europe, will be sufficient to meet the Company's current operating requirements, and to cover the shortfall in rental income from the sublease of ATC compared to the underlying lease payments over the lease term. On a long-term basis, management will continue to address the Company's liquidity requirements and implement any necessary financing strategies.

          Net Sales

          For the three and six months ended December 31, 1993, net sales were $75.4 million and $144.5 million, respectively, up $13.4 million (22%) and $20.1 million (16%) from the same periods last year. The increases in sales for both the three and six month periods were principally due to increased sales volumes of the Company's interventional angiographic products. Foreign sales, which also benefited from the increased interventional angiography sales volumes, increased by $7.9 million (22%) and $11.6 million (16%), respectively, and accounted for 57% of total sales for all periods presented. Had currency exchange rates remained constant throughout the periods, the increases in foreign sales would have been 34% and 33%, respectively.

          Sales of angiographic products were $71.6 million and $136.9 million, respectively, for the three and six months ended December 31, 1993, which represented increases over the prior year of $14.6 million (26%) and $21.4 million (19%), respectively. Sales of neuroscience products decreased $1.2 million (23%) and $1.4 million (15%) in the respective periods, mainly due to a large order from Eastern Europe in the prior year which did not recur in this period.

          Operating Costs and Expenses

          Cost of goods sold expressed as a percent of sales was 40% in each of the three and six months ended December 31, 1993
          respectively,   compared  to  38%   of  sales  in   each  of  the
          corresponding  periods  of  the  prior  fiscal  year.    The  two
          percentage point decrease in the gross profit margin in each of the current periods was principally due to higher royalty and license fee expenses. In the three months ended December 31, 1993 royalty and license fee expenses were 4% of sales compared
          to 1%  a year  ago due  to increased   royalty  expenses   on
          significantly   higher  sales worldwide of PTCA  balloon catheters
          and a $1.6 million charge with respect to a license agreement with C.R. Bard for the license of PTCA balloon catheter technology, of which $1.4 million relates to the period from May 1991 to

          September 1993 (See Part II. Other Information, Item 1. Legal Proceedings). For the six months ended December 31, 1993 royalty and license fee expenses were 3% compared to 1%, and increased for the same reasons outlined above. Offsetting these increases to a certain extent were lower product costs due to a more favorable sales mix of products.

          Research and development expenses for the three and six months ended December 31, 1993 were $5.6 million and $11.1 million, respectively, increases of $0.5 million (9%) and $1.1 million (11%) from the prior year. The increases in research and development expenses were principally due to increased spending in the U.S. on the development of interventional angiography and other products. Expressed as a percent of sales, research and development expenses were 7% and 8% in the respective three and six month periods ended December 31, 1993, compared to 8% for each of the corresponding periods in the prior year.

          Selling, general and administrative expenses for the three and six months ended December 31, 1993 were $26.1 million and $49.9 million respectively, up $3.3 million (14%) and $4.9 million (11%) from the corresponding periods of last year. The increases in selling, general and administrative expenses were principally due to higher legal expenses, increased sales commissions and promotional expenses due to higher sales, and higher salaries and travel expenses due to headcount increases. However, favorable currency exchange rate effects in Europe partially offset these factors. If currency rates had remained constant throughout the
          periods,  selling,    general and  administrative expenses  would
          have increased 20% and 19%, respectively, over last year. Expressed as a percent of sales, selling, general and administr-ative expenses were 35% in each of the current periods, compared to 37% and 36% in the same periods last year.

          Interest Expense, Net and Other

          Interest and other income, net increased by $1.6 million and $4.5 million, respectively, in the three and six months ended December 31, 1993. The increases were principally due to lower currency transaction losses related to inventory purchases, lower reserves for uncollectible investments and other issues which did not recur in fiscal 1994.

          Income Taxes

          The consolidated effective income tax rates for the three and six months ended December 31, 1993 were 39% and 38%, respectively, compared to 27% and 29% in the corresponding prior year periods. The increases in the effective rates were caused by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" at the beginning of the current fiscal year (see Note 1 of Notes to Consolidated Financial Statements).

          Cumulative Effect of Accounting Change

          As stated in the preceding paragraph, and as more fully explained in Note 1 of Notes to Consolidated Financial Statements, the Company adopted SFAS No. 109 on July 1, 1993. The effect of the adoption was reflected as a one time benefit of $10.1 million ($0.69 per share) in the Consolidated Statement of Operations under the caption "Cumulative Effect of Accounting Change" in the first quarter of fiscal 1994.


          Net Income

          Income before the cumulative effect of an accounting change for the three and six months ended December 31, 1993 was $8.6 million ($0.58 per share) and $16.5 million ($1.13 per share), respectively, compared to $6.9 million ($0.47 per share) and $13.0 million ($0.89 per share) in the prior year periods. Net income for the three and six months ended December 31, 1993 was $8.6 million ($0.58 per share) and $26.6 million ($1.82 per share), respectively, compared to $6.9 million ($0.47 per share) and $13.0 million ($0.89 per share) in the prior year periods.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

          In November 1986, a product liability class action suit was filed against the Company and others in the United States District Court for the Southern District of Ohio. The suit seeks compensatory and punitive damages regarding certain of the Company's pacemakers. In 1989, a second pacemaker class action lawsuit was filed against the Company in the United States District Court for the Eastern District of California. This case was transferred and consolidated with the Ohio action in 1990.

          The Company has vigorously defended the pacemaker product liability class action since its inception. In December 1992, the court conditionally certified the proceedings as a class action. The Complaint claims substantial compensatory and punitive damages are due to the class members. However, the number of claimants and nature and extent of damages allegedly suffered by any purported class members are not yet known and the Company is unable to meaningfully assess the likely final outcome of the class action litigation. The Company believes it has defenses to plaintiffs' claims and as more fully described below, that it has available adequate and effective indemnification and insurance coverage.

          Beginning in 1986 and thereafter, the Company duly notified its insurance carriers of the filing of the initial pacemaker class action. In response, the carriers agreed to provide a defense to the Company, subject to various reservations of rights. Such insurance may not cover or indemnify against awards of punitive damages.

          In 1987, subsequent to the filing of the pacemaker class action claim, the Company sold its pacemaker business to TNC Medical Devices Pte, Ltd. ("TNC"). As part of that transaction, TNC agreed to indemnify the Company for contingent liabilities relating to its pacemaker operations, including the pacemaker class action litigation and other pacemaker product liability actions, except for any award of punitive damages. This obligation was guaranteed by Telectronics Holdings, Ltd., the parent of TNC. In past pacemaker cases, there has never been an award of punitive damages against the Company.

          In November and December 1993, the Company's insurance carriers filed two separate actions against the Company and TNC in the United States District Court for the Southern District of Florida, seeking a declaratory adjudication of the extent of their duties to defend and indemnify the Company for claims made in the pacemaker  class action.  Additionally,  the carriers seek an adjudication that, in connection with TNC's acquisition of the Company's pacemaker business, TNC agreed to assume the primary obligation to defend and indemnify the Company for the pacemaker
          product liability litigation.   The Company intends to vigorously
          respond to the insurance carriers' lawsuits and urge the court to affirm the responsibility of the Company's insurance carriers and TNC for any  award of compensatory damages and all defense costs relating to the pacemaker product liability class action. Only in the event that the class action plaintiffs are successful in their claims and the Company's defenses are rejected, and there is an adjudication that neither the Company's insurance carriers nor TNC and its parent have responsibility for any such liability
          (or the Company is unable to collect any amounts owed to it pursuant to the terms of TNC's indemnity or the guarantee of TNC's parent), could these lawsuits have a material adverse effect on
          the  Company's financial  condition.   Based upon current facts,
          communication with outside counsel and internal analyses of the cases, the Company believes that such an outcome is unlikely.

          In November 1993, Final Judgment was entered in favor of C. R. Bard ("Bard"). The Company elected not to litigate the matter further and paid the attorneys' fees awarded to Bard and the royalties due pursuant to the original settlement agreement. In addition, the Company intends to pay the sum of $3,000,000 as a license fee pursuant to the provisions of the settlement agreement. The Company has accrued all royalties due to Bard pursuant to the original settlement agreement as of December 31, 1993. In addition, the Company has expensed $1.6 million of the $3.0 million license fee utilizing a five year amortization period from the agreement date of May 1991.

          Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibit 11   Computation of primary earnings per share.

          b) No reports were filed on Form 8-K during the three months ended December 31, 1993.












                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORDIS CORPORATION


                                   By: ALFRED J. NOVAK

                                      Alfred J. Novak, Vice President,
                                      Treasurer and Chief Financial Officer
                                      (principal financial officer)

                                   Date:       January 17, 1994