Form 10-Q
period 1994-03-31
CORDIS CORP
filed 1994-04-26
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

or

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

The registrant had outstanding 14,404,738 shares of common stock
(par value $1.00 per share) as of April 22, 1994.

                            CORDIS CORPORATION

                                 FORM 10-Q


                     THREE MONTHS ENDED MARCH 31, 1994



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



PART II.       OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K............. 10

Signature .................................................. 10

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

                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        Three Months and Nine Months Ended March 31, 1994 and 1993
                                (Unaudited)
              (Dollars in thousands except per share amounts)



                               Three Months              Nine Months

                            1994          1993          1994         1993

Net Sales                $85,043      $ 64,219      $229,589     $188,705

Operating costs and
  expenses:
Cost of goods sold        33,474        26,588        91,239       74,260
Research and
  development              6,325         4,596        17,465       14,616
Selling, general and
  administrative          29,797        21,935        79,700       66,891
Total operating costs
  and expenses            69,596        53,119       188,404      155,767

Operating profit          15,447        11,100        41,185       32,938
Other (income) deductions:
Interest expense, net
  and other                 (548)        1,171        (1,524)       4,698
Income before income
  taxes and cumulative
  effect of accounting
  change                  15,995         9,929        42,709       28,240
Provision for income
  taxes                    6,059         2,186        16,274        7,526
Income before
  cumulative effect of
  accounting change        9,936         7,743        26,435       20,714
Cumulative effect of
  accounting change            -             -        10,115            -
Net income               $ 9,936      $  7,743      $ 36,550     $ 20,714

Earnings per share:
Income before
  cumulative effect of
  accounting change      $   .67      $    .53     $   1.80      $   1.42
Cumulative effect of
  accounting change            -             -          .69             -
Net income               $   .67      $    .53     $   2.49      $   1.42

See accompanying notes.

                            CORDIS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                     March 31, 1994 and June 30, 1993
                          (Dollars in thousands)

                                                  March 31        June 30
ASSETS                                          (Unaudited)      (Audited)
Current assets:
Cash and cash equivalents                       $   41,741      $  38,406
Marketable securities, at cost                       6,969              -
Accounts receivable, net                            71,929         58,369
Inventories:
  Finished goods                                    22,365         18,506
  Work-in-process                                   11,096          9,213
  Raw materials and supplies                         9,266          7,002
                                                    42,727         34,721
Deferred income taxes                                9,893          3,564
Other current assets                                 4,981          7,583
    Total current assets                           178,240        142,643
Property, plant and equipment, net of
 accumulated depreciation of $59,785 at
 March 31 and $53,801 at June 30                    63,906         57,097
Deferred income taxes                                8,410            663
Other assets                                         6,793          3,888
                                                $  257,349      $ 204,291
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                                   $    5,459      $   9,092
Accounts payable                                     9,216          5,846
Accrued expenses                                    39,657         31,087
Income taxes payable                                 7,793          3,753
Current portion of long-term debt                      820            903
Net liabilities of discontinued operations             867            988
Other current liabilities                              228          3,900
     Total current liabilities                      64,040         55,569
Long-term liabilities:
Long-term debt                                       1,476          1,112
Net liabilities of discontinued operations           3,069          3,484
Other long-term liabilities                          3,964          3,497
     Total long-term liabilities                     8,509          8,093
     Total liabilities                              72,549         63,662
Commitments and contingencies (Note 3)
Shareholders' equity:
Common stock, $1 par value; authorized
  50,000,000 shares; issued and
  outstanding 14,402,395 shares at
  March 31 and 14,271,545 shares at
  June 30                                           14,402         14,272
Capital in excess of par value                      65,933         58,246
Retained earnings                                   99,146         62,596
Foreign currency translation adjustments             5,319          5,515
     Total shareholders' equity                    184,800        140,629
                                                $  257,349      $ 204,291

See accompanying notes.

                           CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended March 31, 1994 and 1993
                                (Unaudited)
                          (Dollars in thousands)

                                                      1994          1993
Cash flows from operating activities:
  Net income                                     $  36,550     $  20,714
  Noncash items included therein:
     Cumulative effect of accounting change        (10,115)            -
     Depreciation and amortization                   6,958         6,548
     Deferred income tax provision                   2,894           130
     Provisions for inventory obsolescence
       and doubtful accounts                         1,065         1,721
     Loss on disposition of property, plant
       and equipment                                    64            77
     Currency transaction losses                       906         2,310
  Changes in assets and liabilities:
  Increase in accounts receivable                  (15,263)       (9,462)
  Increase in inventories                           (8,636)       (6,344)
  Increase in other current assets                  (1,038)         (618)
  Increase in other assets                          (1,373)         (360)
  Increase in accounts payable and accruals         13,538         8,535
  Increase (decrease) in current and
    deferred income taxes payable, net               2,820        (3,492)
  Decrease in net liabilities of
    discontinued operations                           (536)         (394)
  Other, net                                           363         2,441
  Net cash provided by operating activities         28,197        21,806

Cash flows from investing activities:
  Additions to property, plant and equipment       (13,682)       (8,711)
  Purchases of marketable securities and
    other investments                               (8,969)            -
  Proceeds from the sale of property, plant
    and equipment                                      244            46
  Net cash used in investing activities            (22,407)       (8,665)

Cash flows from financing activities:
  Bank loans                                         1,320           939
  Debt retirement                                   (4,628)         (899)
  Proceeds from the sale of common stock             1,931         6,272
  Repurchase of common stock                        (1,100)            -
  Net cash (used in) provided by financing
    activities                                      (2,477)        6,312

Effect of exchange rate changes on cash                 22          (230)
Increase in cash and cash equivalents                3,335        19,223
Cash and cash equivalents:
  Beginning of period                               38,406        13,146
  End of period                                  $  41,741     $  32,369

See accompanying notes.

                            CORDIS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. The cumulative effect on prior periods of this accounting change of $10.1 million, or $.69 per share, is reported as a one time benefit in the Consolidated Statement of Operations for the nine months ended March 31, 1994. In addition, a one time adjustment of $4.2 million was recorded to capital in excess of par value in the Consolidated Balance Sheet as of March 31, 1994 due to the income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

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

     Due to the adoption of SFAS No. 109, the Company's effective income tax rate for its year ending June 30, 1994 will approximate the statutory rates of the countries in which it operates. The Company's effective income tax rate was 38% in each of the three and nine month periods ended March 31, 1994. Included in the provision for income taxes in the Consolidated Statement of Operations for the nine months ended March 31, 1994 is a one time benefit related to the Company increasing its net deferred tax asset by approximately $400,000, or $0.03 per share, as a result of legislation enacted in August 1993 increasing the U.S. corporate tax rate from 34% to 35%.

     As permitted under SFAS No. 109, prior years' financial statements have not been restated. For the three and nine month periods ended March 31, 1993, the provision for income taxes was based on the U.S. statutory rate of 34%, adjusted for foreign tax rate differentials, and the tax benefit of the utilization of tax credits of $1,400,000 and $3,900,000, respectively.

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

3) During fiscal 1987, the Company initiated a plan to dispose of all businesses other than its angiographic and neuroscience product lines. This plan included the disposal of the worldwide cardiac pacing operations, of which the Administrative and Technical Center ("ATC") in Miami, Florida was a principal asset. ATC is held under a capitalized lease that expires in December 2005. In September 1991, the Company executed an agreement to sublease ATC for a term equal to the remaining term of the capital lease. The sublease gives the sublessee cancellation options at the end of the fifth and tenth years, and an option to extend the lease for five years or to purchase the facility at December 31, 2005

     The assets and liabilities related to ATC have been classified in the balance sheets as net liabilities of discontinued operations, and are reflected below in thousands:

                                         March 31,      June 30,
                                           1994           1993

     Net property, plant and equipment  $ 18,074       $ 19,467
     Other assets                          1,319          1,353
     Liabilities                         (16,823)       (17,380)
     Reserve for future costs             (6,506)        (7,912)
                                          (3,936)        (4,472)
     Amount included in current
       liabilities                           867            988

     Net liabilities - non-current      $ (3,069)      $ (3,484)


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


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

During the nine months ended March 31, 1994, operations generated cash of approximately $28.2 million compared to $21.8 million in the same period last year. The $6.4 million increase was principally caused by increased cash collections on higher sales, offset to a certain extent by increased cash payments for incremental operating expenses. Net cash used in investing activities increased to $22.4 million from $8.7 million a year ago; in addition to a $5 million increase in additions to property, plant and equipment, $9.0 million was spent on purchases of marketable securities and other investments of which $7.0 million was short-term in nature, and $2.0 million long-term, included in other assets. Higher net retirement of debt, principally short-term borrowings in Europe, and lower proceeds from the sale of stock options caused cash of $2.5 million to be used in financing activities for the nine months ended March 31, 1994 compared to a net increase in cash of $6.3 million in the year-earlier period.

Between June 30 and March 31, the current ratio increased to 2.8 from 2.6 and the long-term debt to equity ratio remained constant at approximately zero. Working capital was $114.2 million at March 31, 1994; the $27.1 million increase from June 30, 1993 was principally due to increased cash and accounts receivable balances associated with the increase in sales and higher inventory due to production levels increasing to meet the demand for the Company's products.

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement either at March 31, 1994 or June 30, 1993. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At March 31, 1994 such loans totaled $5.5 million compared to $9.1 million at June 30, 1993.

Management anticipates that cash generated from operations during the remainder of the fiscal year and cash and marketable securities on hand, combined, if necessary, with the utilization of credit lines in the U.S. and Europe, will be sufficient to meet the Company's current operating requirements, and to cover the shortfall in rental income from the sublease of ATC compared to the underlying lease payments over the lease term. On a long-term basis, management will continue to address the Company's liquidity requirements and implement necessary financing strategies.

Net Sales

For the three and nine months ended March 31, 1994, net sales were $85.0 million and $229.6 million, respectively, up $20.8 million (32%) and $40.9 million (22%) from the same periods last year. The increases in sales for both the three and nine month periods were principally due to increased sales volumes of the Company's interventional angiographic products. Foreign sales, which also benefited from the increased interventional angiography sales volumes, increased by $13.7 million (37%) and $25.3 million (24%), respectively, and accounted for 59% of total sales for the current quarter. Had currency exchange rates remained constant throughout the periods, the increases in foreign sales would have been 46% and 38%, respectively.

Sales of angiographic products were $80.6 million and $217.5 million, respectively, for the three and nine months ended March 31, 1994, which represented increases over the prior year of $20.4 million (34%) and $41.8 million (24%), respectively. Sales of neuroscience products increased $0.4 million (11%) in the current quarter and decreased $0.9 million (7%) in the nine month period.

Operating Costs and Expenses

Cost of goods sold expressed as a percent of sales was 39% and 40%, respectively, in the three and nine months ended March 31, 1994 compared to 41% and 39% of sales in the corresponding periods of the prior fiscal year. The increase in profitability in the current quarter was principally due to lower unit angiographic product costs in the current fiscal year as a result of increased production volumes worldwide and the beneficial effect upon margins of increased worldwide angioplasty sales which carry higher than average profit margins. Offsetting these favorable effects to a certain extent were higher royalty expenses in fiscal year 1994 due to increased sales of PTCA balloon catheters; such sales more than tripled in the three months ended March 31, 1994, and accounted for 24% of worldwide angiographic products sales compared to 10% a year ago. The decrease in profitability for the nine-month period was principally due to a $1.6 million charge with respect to a license agreement with C.R. Bard for the license of PTCA balloon catheter technology, of which $1.3 million related to the period from May 1991 to June 1993.

Research and development expenses for the three and nine months ended March 31, 1994 were $6.3 million and $17.5 million, respectively, increases of $1.7 million (38%) and $2.8 million (19%) from the prior year. The increases in research and development expenses were principally due to increased spending in the U.S. on the development of interventional angiography and other
products.   Expressed as a percent of sales, research and
development expenses were 7% and 8% in the respective three and nine month periods ended March 31 for both fiscal years.

Selling, general and administrative expenses for the three and nine months ended March 31, 1994 were $29.8 million and $79.7 million respectively, up $7.9 million (36%) and $12.8 million (19%) from the corresponding periods of last year. The increases in selling, general and administrative expenses were principally due to higher legal expenses, higher reserves for uncollectible accounts receivable, and increased employee related costs, promotional and travel expenses due to higher sales and the expansion of the U.S. and European marketing organizations. However, favorable currency exchange rate effects in Europe partially offset these factors. If currency rates had remained constant throughout the periods, selling, general and administrative expenses would have increased
41% and 26%, respectively, over last year.   Expressed as a percent
of sales, selling, general and administrative expenses were 35% in each of the current periods, compared to 34% and 35% for the three and nine month periods last year.

Interest Expense, Net and Other

Interest and other income, net increased by $1.7 million and $6.2 million, respectively, in the three and nine months ended March 31, 1994. The increases were principally due to lower reserves for uncollectible investments and other issues which did not recur in fiscal 1994, and lower currency transaction losses related to inventory purchases in the nine-month period.

Income Taxes

The consolidated effective income tax rate was 38% in each of the three and nine months ended March 31, 1994, compared to 22% and 27% in the corresponding prior year periods. The increases in the effective rates were caused by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for

Income Taxes" at the beginning of the current fiscal year (see Note 1 of Notes to Consolidated Financial Statements).

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

Net Income

Income before the cumulative effect of an accounting change for the three and nine months ended March 31, 1994 was $9.9 million ($0.67 per share) and $26.4 million ($1.80 per share), respectively, compared to $7.7 million ($0.53 per share) and $20.7 million ($1.42 per share) in the prior year periods. Net income for the three and nine months ended March 31, 1994 was $9.9 million ($0.67 per share) and $36.6 million ($2.49 per share), respectively, compared to $7.7 million ($0.53 per share) and $20.7 million ($1.42 per share) in the prior year periods.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibit 11   Computation of primary earnings per share.

b)   A report on Form 8-K was filed on January 20, 1994 as to: Item
     5. The signing of a definitive agreement to acquire Webster Laboratories, Inc. ("Webster") in a stock-for-stock transaction. The transaction is structured as a tax-free reorganization of Webster, and is expected to be accounted for as a pooling of interests.

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

                         Date:       April 25, 1994