Form 10-K
period 1994-06-30
CORDIS CORP
filed 1994-08-25
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

 ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

            For the fiscal year ended June 30, 1994

                                    or

 (   )      Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 (No Fee Required)

            For the transition period from

                                      to

            Commission File Number 0-3274

                            CORDIS CORPORATION

Incorporated in the                                      I.R.S. Employer
State of Florida                              Identification No. 59-0870525

            14201 N.W. 60th Avenue, Miami Lakes, Florida 33014

                              (305) 824-2000

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $1 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  (   )

The aggregate market value of voting stock held by non-affiliates of Cordis Corporation was approximately $681.9 million at August 22, 1994.

At August 22, 1994, 16,012,582 shares of common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1994, are incorporated by reference into Part III.

There are 44 pages included in this Form 10-K Report. The exhibit index is at page 39.

                                    Part I

Item 1.  Business

General Development of Business and Industry Segments

The Company was incorporated in the State of Florida in 1959. The Company has its principal headquarters at 14201 N.W. 60th Avenue, Miami Lakes, Florida 33014 and its telephone number is (305) 824-2000.

Effective in April 1994, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Webster Laboratories, Inc.("Webster"), a company which develops and manufactures electrophysiology catheters for the diagnosis and treatment of cardiac arrythmias (see Note 3 of Notes to Consolidated Financial Statements). The transaction was accounted for as a pooling of interests, and, accordingly, all prior year financial information has been restated.

The Company operates in a single industry segment consisting of the design, manufacture and sale of medical devices, primarily angiographic catheters, neuroscience devices and other related medical devices (See Note 9 of Notes to Consolidated Financial Statements).

Description of Business

The Company's net sales, with approximate breakdowns by major product class during the past three fiscal years, were as follows (in thousands):

                                               Years ended June 30,
                                    1994               1993           1992


Angiographic products              $320,579           $250,322       $213,720
Neuroscience products                15,963             17,124         16,757

        Total                      $336,542           $267,446       $230,477


Angiographic Products

The Company manufactures an extensive line of angiographic devices for the diagnosis and treatment of various cardiovascular diseases. The diagnostic devices include catheters and related equipment that are inserted into a patient's circulatory system to allow introduction of contrast media enabling a physician to study the heart, blood vessels and other soft-tissue organs for the purpose of determining the proper treatment of patients exhibiting disorders of such tissues. Other diagnostic devices include electrophysiology catheters that are used to diagnose the patient's electrical system in order to identify and locate electrical conduction abnormalities. The interventional devices include balloon dilatation catheters, guiding catheters, steerable guidewires and accessory products which are used to treat such patients.

Neuroscience Products

The Company manufactures and sells several types of neuroscience products, including implantable cerebrospinal fluid ("CSF") shunts for the treatment of hydrocephalus (an excess accumulation of CSF in the ventricles of the brain) and disposable intracranial pressure monitoring and drainage systems.

Principal Markets, Methods of Distribution

The Company's products are sold worldwide to hospitals, other medical institutions and physicians. No customer individually accounts for a material amount of the Company's total sales. In the U.S., all products are sold directly through full-time employee sales representatives. Outside the U.S., they are sold through employee sales representatives and distributors. The Company maintains inventories of products in various locations worldwide. Periodically, backlog orders have occurred, but none have been material to the Company's business. An increasing number of hospitals in the U.S. participate in group purchase organizations. These organizations negotiate prices on behalf of their member organizations. The Company's business is generally not subject to seasonal fluctuations.

Sources and Availability of Raw Materials

The Company's products incorporate components manufactured internally and others purchased from external suppliers. Most purchased components could be obtained from multiple sources if necessary.

Patents, Trademarks and Licenses

The Company currently owns over 325 patents, has several patents pending on certain of its products and files applications to obtain patents on new inventions when practical. Additionally, the Company has and endeavors to obtain licenses from third parties for technology it deems necessary or beneficial to the conduct of its business. The industry in which the Company competes has been characterized by rapid technological advances. The Company does not believe its business is materially dependent on any individual patent.

Competition

Success in the medical device field is dependent upon product quality, reliability, design features, service, price, and the relationship between the Company and the physicians utilizing the products. The Company believes that its product lines are competitive with other product lines in the market.

The Company's products compete with those of a number of other domestic and foreign manufacturers. In the sale of angiographic products the Company competes with several manufacturers, including C.R. Bard, Inc., Scimed Life Systems, Inc. and divisions of Eli Lilly and Company and Pfizer, Inc., some of whom compete in the sale of diagnostic products, others in the sale of interventional products, and some in both. Based upon current information the Company believes that it is a leading provider of diagnostic angiographic products and a less substantial provider in the sale of interventional angiographic products.

With the rapid progress of medical technology the Company's products are always subject to the risk of obsolescence through the introduction of new products or techniques.

International Operations

In addition to the U.S. manufacturing operations, the Company manufactures products at its facilities in Roden, The Netherlands, and Biot, France. The Company's European headquarters is located in Waterloo, Belgium. The Company maintains sales and marketing offices in many European and other countries.

Operations in countries outside the U.S. are subject to certain financial and other risks, including currency restrictions, currency exchange fluctuations and changes in foreign laws. Several countries in which the Company does business have enacted laws and regulations that are protectionist in nature and have resulted in increased costs and operational efforts by the Company in order to continue to effectively compete in those countries. The Company does not presently believe that such laws and regulations will have a material adverse effect on the Company's foreign operations.

Research and Development

The Company is continually engaged in product development and improvement programs. A major portion of development resources are devoted to interventional angiographic devices and to a lesser extent to diagnostic devices. Additionally, the Company invests a portion of development funds on advanced technologies for the treatment of vascular diseases. During the fiscal years ended June 30, 1994, 1993 and 1992, the Company spent approximately $26.0 million, $20.1 million and $19.8 million, respectively, on research and development activities. The Company has not engaged in material customer or government sponsored research.


Government Regulation

The Company's activities are regulated by the United States Food and Drug Administration ("FDA") and several state and foreign governmental authorities. The FDA regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. The process of obtaining clearance from the FDA to market products either through pre-market approvals or pre-market notifications is costly and time consuming and can delay the marketing and sale of the Company's products. Additionally, there is no assurance that such approval will be granted. The FDA is empowered to perform unannounced inspections of the Company's facilities and operations and to restrain violations of the Food, Drug and Cosmetic Act. On July 18, 1994, a warning letter was issued by the FDA requiring the Company to correct certain violations observed during an inspection of the Company's facility in France, relative to its neuroscience devices. While no adverse action has been instituted against the Company at the present time, should the agency be dissatisfied with the Company's corrective action and/or responses, the FDA is empowered to issue an import alert or to take other action as it deems appropriate. The Company is in the process of responding to the agency's concerns.

Medical device laws, ranging from device approval requirements to requests for product data and price controls, are in effect in many countries in which the Company does business outside the United States. In addition, government reimbursement policies for health care costs are becoming increasingly significant factors for medical device companies. Currently, U.S. Congress is considering various health care reforms that are designed to broaden coverage and reduce the cost of existing government and private insurance programs. It is uncertain at this time what impact, if any, the health care reform efforts will have on the Company. Any changes that limit or reduce reimbursement for the Company's products could have a material adverse effect on the financial condition of the Company.

The Company is also subject to federal, state and local laws which regulate the discharge of materials into the environment and which seek to protect the environment. Compliance with such laws has not resulted in material expenditures nor are such expenditures anticipated to have a material adverse effect on the Company's business.

Employees

As of June 30, 1994, the Company and its subsidiaries had approximately 3,370 employees.

Financial Information Relating to Foreign and Domestic Operations and Export
Sales

For a summary of foreign and domestic operations and segment reporting, see Note 9 of Notes to Consolidated Financial Statements.

Item 2.  Properties

The Company's principal facilities, located in Miami Lakes, Florida; Roden, The Netherlands; Biot, France and Baldwin Park, California consist of manufacturing plants and research and administrative offices. The Company owns most of its principal facilities and its production machinery and equipment. The Company is evaluating the need for expansion of facilities based on its expected growth. Management believes the Company's manufacturing facilities are adequate for current levels of operation.

In September 1991 the Company subleased its former Administrative and Technical Center ("ATC") to a third party for a term equal to the remaining term of its capitalized lease (see Note 8 of Notes to Consolidated Financial Statements).





Item 3.  Legal Proceedings

For a summary of legal proceedings, see Note 8 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS

The executive officers of the Company as of August 24, 1994 are as follows:

        Name                    Age              Position

Robert C. Strauss               53    President and Chief Executive Officer

Diane M. Barrett                33    Treasurer

Tony R. Brown                   55    Vice President, and President and Chief
                                      Executive Officer, Cordis Webster, Inc.

Richard J. Faleschini           47    Vice President, Marketing and Sales,
                                      Americas Division

Jeffrey G. Gold                 46    Vice President, and President, Cordis
                                      Endovascular Systems, Inc.

Daniel G. Hall                  48    Vice President, Legal Affairs,
                                      Secretary and General Counsel

Rudy J. Kranys                  57    Senior Vice President, Operations,
                                      Americas Division

Charles R. McDowell             57    Vice President, Corporate Relations
                                      and Assistant Secretary

Philip J. Monks                 46    Vice President, Marketing and Sales,
                                      European Division

Alfred J. Novak                 46    Vice President and Chief Financial
                                      Officer

Barbara G. Ramseyer             46    Vice President, Regulatory Affairs
                                      and Quality Assurance

Egbert Ratering                 46    Vice President, Operations, European
                                      Division

Fernando V. Sanchez             41    Vice President and Controller

George von Klan                 65    Vice President, International Marketing
                                      and Sales

Wilton W. Webster               66    Vice President and Senior Scientific
                                      Advisor and Vice President, Research and
                                      Development and Chief Engineer, Cordis
                                      Webster, Inc.





Robert C. Strauss was elected President and Chief Executive Officer of the Company in February 1987. He joined the Company in 1983 as Vice President and Chief Financial Officer and was elected Senior Vice President in March 1986.

Diane M. Barrett joined the Company in June 1990 as Manager, Internal Audit. From May 1992 through December 1992 she served as Senior Manager, Corporate Finance. In December 1992 she was elected to the additional position of Assistant Treasurer and in June 1993 was elected Director, Corporate Finance and Assistant Treasurer. She remained in that position until her election as Treasurer in June 1994. Prior to employment by the Company, she served as an Audit Manager with Arthur Andersen & Co.

Tony R. Brown was elected Vice President of the Company in April 1994, upon the merger of Webster with a Company subsidiary. Mr. Brown has served as President and Chief Executive Officer of Webster from April 1993 to the present date. Prior to joining Webster, he served as Chief Operating Officer of Bio-Rad Laboratories, Inc. between August 1990 and April 1993. From August 1986 to August 1990 he served as President of Bentley Laboratories.

Richard J. Faleschini was elected Vice President, Marketing and Sales, Americas Division in August 1994, having served as Vice President, North American Marketing and Sales since June 1990. For the prior five years he was Vice President, Marketing and Sales of Biomagnetic Technologies, Inc.

Jeffrey G. Gold joined the Company in May 1978 as Assistant Program Manager, Angiographic Systems, and was promoted to Director, Manufacturing and Development in February 1982, and Vice President, Manufacturing, North American Operations in February 1991. In August 1991, he was elected to the position of Vice President, Research and Development, North American Operations. In August 1993, he was elected Vice President and President, Cordis Endovascular
Systems, Inc.

Daniel G. Hall joined the Company as General Counsel in December 1981. He was elected to the additional position of Assistant Secretary in February 1982 and Secretary in July 1982. In April 1987, he was elected Vice President, Legal Affairs, Secretary and General Counsel.

Rudy J. Kranys joined the Company in October 1984 as Vice President and President of the Angiographic Products Division. In April 1987, he was elected Senior Vice President, North American Operations, and in August 1994, he was elected Senior Vice President, Operations, Americas Division.

Charles R. McDowell joined the Company in January 1976 as Assistant to the Executive Vice President. He was named Assistant to the President in February 1977 and was elected to the position of Assistant Secretary in July 1982. In February 1985, he was elected to the additional position of Vice President, Corporate Relations.

Philip J. Monks joined the Company in August 1978 as a sales representative in the United Kingdom. From 1980 through March 1985, he served as Division manager for the United Kingdom and as Sales Manager for Scandinavia. He became Director, European Sales in April 1985, and was promoted to Division Vice President, Sales and Marketing, Europe in 1987. In June 1990 he was elected Vice President, European Marketing and Sales, and in August 1994, he was elected Vice President, Marketing and Sales, European Division.

Alfred J. Novak was elected Vice President and Chief Financial Officer in August 1989 and assumed the additional title of Treasurer from August 1991 until June 1994. He joined the Company in April 1984 as Manager, Affiliate Operations and in February 1987 was elected President and Chief Executive Officer of Norland Corporation, a former subsidiary of the Company. In July 1987, he was elected Vice President, Corporate Development and subsequently in February 1988 he was elected Vice President, Administration.

Barbara G. Ramseyer was elected Vice President, Regulatory Affairs and Quality Assurance in August 1991. Prior to joining the Company she was Director-Corporate Regulatory Affairs for the Hospital Products Group of Pfizer Corporation since 1984.

Egbert Ratering joined the Company's subsidiary in Roden, The Netherlands, in March 1974 as Finance and Accounting Manager. He became European Controller in 1978, and was promoted to Director of Finance, Europe in July 1984. In March 1987 he was promoted to Division Vice President, Finance, Europe and was elected Vice President, European Operations in June 1990. In August 1994, he was elected Vice President, Operations, European Division.

Fernando V. Sanchez joined the Company in January 1991 as Vice President and Controller. Prior to joining the Company he was Vice President, Finance for Racal-Milgo, Inc., from June 1988. For three years prior, he served as Controller for Racal-Milgo, Inc.

George von Klan joined the Company in April 1984 as Director of Sales, Europe and the Middle East. In February 1985, he was elected Vice President, European Marketing. In April 1987, he was elected Vice President, International Marketing and Sales.

Wilton W. Webster, Jr., founder of Webster, was elected Vice President and Senior Scientific Advisor of the Company in April 1994, upon the merger of Webster with a Company subsidiary. He served as President, Chief Executive Officer and Chief Engineer of Webster from its inception to April 1993. From April 1993 he served as Vice President and Chief Engineer, and Vice President, Research and Development and Chief Engineer from April 1994 to the present date.

The executive officers hold office for one year or until their successors are elected by the Board of Directors.

                                  Part II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol CORD. The following table sets forth the high and low sale prices of the Company's common stock for the period from July 1, 1992 through June 30, 1994 reported in the NASDAQ National Market System. Sale prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

        Fiscal Year                                     High Sale       Low Sale

           1993
                          First Quarter.....             $30-3/4        $21-3/4
                          Second Quarter....              38             23-1/4
                          Third Quarter.....              40-1/4         23-1/4
                          Fourth Quarter....              32-3/4         21-1/4
           1994
                          First Quarter.....             $35-1/2        $27-3/4
                          Second Quarter....              50-1/2         31-1/2
                          Third Quarter.....              54-1/2         41-1/4
                          Fourth Quarter....              54-1/4         38

As of August 22, 1994, the number of shareholders of record of the common stock was 1,120. The Company has not paid cash dividends to date and has no present intention to do so (see Note 4 of Notes to Consolidated Financial Statements).


Item 6.  Selected Financial Data

Five-Year Summary of Operations and Financial Information (restated) (Dollars in thousands except per share amounts)

                                   1994     1993      1992      1991      1990

Net sales                        $336,542 $267,446  $230,477  $202,560  $165,689

Income from continuing opera-
 tions before income taxes,
 equity in loss of Theratek
 International, Inc. and
 cumulative effect of
 accounting change               $ 58,380 $ 42,709  $ 35,157  $ 27,200  $ 17,495
Provision for income taxes         20,889   11,243     9,426     7,115     4,270
Equity in loss of Theratek
 International, Inc.                     -        -        -         -    (2,880)
Income from continuing
 operations before cumulative
 effect of accounting change     $ 37,491 $ 31,466  $ 25,731  $ 20,085  $ 10,345

Earnings per share:
Income from continuing
 operations before cumulative
 effect of accounting change     $   2.27 $   1.94  $   1.65  $   1.32  $    .70

Total assets                     $288,127 $210,519  $171,986  $143,635  $146,654

Long-term liabilities            $  9,128 $  7,993  $  9,677  $ 29,948  $ 36,885

Cash dividends declared per
 common share                    $      - $      -  $      -  $      -  $      -




Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents increased $6.5 million (15%) to $48.5 million at June 30, 1994 compared to June 30, 1993. Working capital increased by $33.7 million in the same period, and the current ratio remained constant at 2.7. The long-term debt to equity ratio remained constant at approximately zero. During 1994, cash generated from operations was $41.7 million compared to $32.4 million in 1993. The $9.3 million increase was principally due to increased income before cumulative effect of accounting change and higher accounts payable and accrued expenses balances, offset in part by cash invested in higher accounts receivable and inventory levels.

Cash used in investing activities increased $16.3 million from $14.5 million in 1993 to $30.8 million in 1994. The principal components of the increase were additions to property, plant and equipment which were $7.2 million higher in 1994 than in 1993 and purchases of short-term and other investments of $9.1 million. Most of the increase in capital additions was attributable to the expansion of manufacturing operations.

Cash of $4.4 million was used in financing activities in 1994, a $14.6 million increase from the $10.2 million provided by such activities in 1993. The principal causes of the increase were lower additions to short-term borrowings in Europe, lower proceeds from the issuance of common stock and an increase in the repurchases of common stock.

Total assets increased $77.6 million to $228.1 million at June 30, 1994 from $210.5 million at June 30, 1993. The increase occurred principally in the following areas:

- - -     Cash and cash equivalents increased $6.5 million for the reasons outlined above.

- - -     Short-term investments increased by $7.1 million.

- - -     Accounts receivable increased $22.3 million (37%), due principally to the sales increase in the fourth quarter of 1994, where sales grew $25.0 million (36%) over the fourth quarter of 1993.

- - -     Inventories increased by $11.1 million (30%) to meet the increased demand for the Company's products, evidenced by the growth rate in fourth quarter sales indicated above.

- - -     Deferred income taxes (current plus long-term) increased $12.7 million mainly due to the adoption of a new accounting standard for income taxes (see Note 6 of Notes to Consolidated Financial Statements).

- - -     Net property, plant and equipment increased $12.2 million due to higher spending worldwide on projects associated with the interventional and diagnostic cardiology markets.

Current liabilities increased $21.9 million due to increased salaries and employee benefits, accounts payable balances, and a $5.2 million accrual for a legal settlement (see Note 8 of Notes to the Consolidated Financial Statements).

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement at either June 30, 1994 or 1993. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At both June 30, 1994 and 1993, such loans totaled $9.1 million.

In September 1991 the Company subleased ATC which is held under a capitalized lease until December 31, 2005 (see Note 8 of Notes to Consolidated Financial Statements). Under the terms of the sublease the sublessee is responsible for substantially all of the operating expenses of the property, in addition to rental payments. The sublease gives cancellation options at the end of the fifth and tenth years to the sublessee which, if exercised, will require repayments of leasehold improvement allowances by the sublessee to the Company of $3.8 million and $2.0 million, respectively. The sublessee also has an option to extend the lease for five years or to purchase the facility at December 31, 2005. The Company has accrued for future costs relating to the discounted shortfall in rental income compared to the underlying payments over the remaining term of the capitalized lease. In November 1993, the sublessee announced that the division that currently subleases ATC is for sale. The Company has not been notified by the sublessee whether or not to exercise its option to cancel the sublease on December 31, 1996. In the event that the sublessee does exercise the cancellation option, the Company believes the proceeds of $3.8 million from the repayment of leasehold improvement allowances by the sublessee, combined with the current reserve for future costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found. Accordingly, the Company does not believe that cancellation of the sublease would have a material effect on the future liquidity or financial condition of the Company.

Management anticipates that cash generated from operations and utilization of its credit lines, if necessary, will be sufficient to meet the Company's current operating requirements and to cover the shortfall in rental income from the sublease of ATC compared to the underlying lease payments over the lease term and the effects, if any, of cancellation of the ATC sublease by the sublessee. On a long-term basis, management will continue to address the Company's liquidity requirements and implement necessary financing strategies.

Results of Operations:

Sales

Net sales in fiscal 1994 were $336.5 million, an increase of $69.1 million (26%) from fiscal 1993. Sales in fiscal 1993 were $267.4 million, $37.0 million (16%) higher than fiscal 1992. Had currency exchange rates remained constant throughout the periods, the increases in sales in 1994 over 1993 and in 1993 over 1992 would have been 32% and 15%, respectively.

1994 compared to 1993:

Sales of angiographic products were $320.6 million in 1994, an increase of $70.3 million (28%). U.S. sales, which accounted for 44% of worldwide angiographic products sales in 1994 and 45% in 1993, increased 24% due principally to higher unit sales volumes of interventional cardiology products (PTCA balloon catheters, PTCA guiding catheters and PTCA steerable guidewires).
Interventional cardiology sales accounted for 31% of total U.S. angiography sales in 1994, compared to 18% in 1993. Foreign sales increased by 31% over 1993 (had currency exchange rates remained constant throughout the periods, this increase would have been 43%), due principally to higher unit sales volumes of interventional cardiology products in Europe and the Far East.

Sales of neuroscience products were $16.0 million in 1994, a decrease of $1.2 million (7%) from 1993. Most of the decrease was due to adverse currency exchange rate translation effects in Europe; had currency exchange rates remained constant throughout the periods, the decrease in worldwide neuroscience products sales would have been 1%.

1993 compared to 1992:

In 1993 angiographic products sales were $250.3 million, $36.6 million (17%) higher than 1992. U.S. sales increased 8% due principally to higher unit sales volumes of interventional cardiology products, and, to a lesser extent, increased sales volumes of electrophysiology products. U.S. sales accounted for 45% of worldwide angiography sales in 1993 compared to 49% in 1992. Most of the increase in angiography sales arose in markets outside the U.S., where sales grew by 26% from 1992. Had currency exchange rates remained constant throughout the periods, this increase would have been 25%. The increase in foreign angiography sales was principally due to higher unit sales volumes of interventional cardiology catheters and diagnostic cardiology catheters.

Sales of neuroscience products were $0.4 million (2%) higher than 1992, due principally to higher sales of pressure monitoring and drainage systems and other products. At constant currency exchange rates, the year-to-year increase would have been 1%.

Operating Costs and Expenses

Cost of goods sold as a percent of net sales was 40% in 1994, compared to 39% in 1993 and 40% in 1992. The one percentage point decrease in the 1994 gross profit margin compared to 1993 was principally due to higher royalty expenses on higher worldwide sales of PTCA balloon catheters. Under the terms of a settlement agreement with C. R. Bard, in December 1993, the Company elected to pay a license fee for the license of PTCA balloon catheter technology.
Utilizing a five year amortization period from the agreement date of May 1991, the Company expensed $1.9 million of the $3.0 million license fee in 1994, of which $1.3 million related to the period from May 1991 to June 1993. Royalty expenses, which included the $1.9 million license fee, were 2% of sales in 1994 compared to 1% in 1993. The Company's gross profit margin improved in 1994 due to the favorable effect of increased sales of higher margin interventional cardiology products, but this was offset by unfavorable currency exchange rate effects upon European gross profit margins caused by currency devaluations in some countries and a stronger U.S. dollar. The one percentage point increase in the gross profit margin in 1993 compared to 1992 was principally due to a more favorable sales mix which arose from increased sales of higher margin products.

Research and development expenses were $26.0 million in 1994, an increase of $5.8 million (29%) over 1993. Most of the increase was due to higher spending on interventional cardiology, electrophysiology and neuroradiology products. Research and development expenses increased $0.3 million (2%) to $20.1 million in 1993 compared to 1992; most of the increase was attributable to higher spending on electrophysiology and neuroradiology products. Had currency exchange rates remained constant throughout the periods, research and development expenses would have been 32% higher in 1994 compared to 1993, and approximately the same in 1993 as 1992. As a percentage of net sales, research and development expenses were 8% in 1994 and 1993 and 9% in 1992.

Selling, general and administrative ("SG&A") expenses were $115.8 million in 1994, $21.7 million (23%) higher than 1993. The factors that contributed most to the increase were higher salary and fringe benefit expenses due to expansions of the sales forces in the U.S. and Europe; higher travel, sales commissions and promotional expenses incurred as a result of the increase in worldwide sales; higher legal costs incurred in the defense of patent suits and other litigation, and costs of approximately $1.3 million related to the acquisition of Webster (see Note 3 of Notes to Consolidated Financial Statements). In 1993, SG&A expenses were $94.1 million, $11.9 million (15%) higher than 1992. The increase was caused by most of the factors that affected 1994, namely higher employee related expenses, travel, commissions and promotional costs. Had currency exchange rates remained constant throughout the periods, the increases in SG&A expenses in 1994 compared to 1993 and in 1993 compared to 1992 would have been 28% and 13%, respectively. As a percentage of net sales, SG&A expenses were 34% in 1994, 35% in 1993 and 36% in 1992.

Other Expenses (Income)

Net interest and other expense was $2.4 million in 1994 compared to $5.4 million in 1993, a decrease of $3.0 million (56%). Other expense in 1994 contained an accrual of $5.2 million related to a legal settlement (see Note 8 of Notes to Consolidated Financial Statements), but this was more than offset by higher interest income on higher average invested cash balances, lower foreign currency transaction losses on intercompany purchases of inventory, and lower losses from reserves for an uncollectible investment and other items which did not recur. Comparing 1993 with 1992, net interest and other expense was $4.8 million higher; the increase was attributable to higher foreign currency transaction losses and the non-recurring reserves mentioned previously.

Income Taxes

Expressed as a percent of pretax income, the income tax provisions for 1994, 1993 and 1992 were 36%, 26% and 27%, respectively. The ten percentage point increase in 1994's rate compared to 1993 was principally due to an increase in the U.S. effective rate resulting from the adoption of a new accounting standard for income taxes at the beginning of fiscal 1994 (see Note 6 of Notes to Consolidated Financial Statements). In 1993, the effective rate was one percentage point lower than 1992, principally due to lower effective rates in Europe which arose from the utilization of net operating loss carryforwards in France as a result of the generation of profits in that subsidiary compared to losses in prior years for which there was no carryback benefit.

Cumulative Effect of Accounting Change

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect on prior periods of this accounting change of $10.1 million or $0.61 per share is reported as a one-time benefit in the Consolidated Statement of Operations for 1994.

Net Income

Income before the cumulative effect of an accounting change was $37.5 million in 1994, an increase of $6.0 million (19%) over 1993. Net income was $47.6 million in 1994, $16.1 million (51%) higher than 1993. In 1993 both income before the cumulative effect of an accounting change and net income were $31.5 million, $5.7 million (22%) higher than 1992.

Earnings per share before the cumulative effect of an accounting change was $2.27 in 1994, $0.33 (17%) higher than 1993. Net income per share in 1994 was $2.88, $0.94 (48%) higher than 1993. Earnings per share before the cumulative effect of an accounting change and net income per share were both $1.94 in 1993, $0.29 (18%) higher than 1992.

Item 8.  Financial Statements and Supplementary Data

See index to financial statements and financial statement schedules on page 13.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   Part III

The information required by Item 10 - Directors and Executive Officers of the Registrant (other than information as to executive officers set forth in Part I on pages 5, 6 and 7), Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions is incorporated in this Report by reference from the proxy statement to be filed at least 20 business days prior to the Company's 1994 Annual Meeting of Stockholders to be held on October 27, 1994.

                                   Part IV



Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    Financial statements and financial statement schedules

            The financial statements and schedules listed in the following index are filed as part of this annual report:

                           (ITEM 14(a)(i) and (ii))

                                                                          Page

      Independent Auditors' Report.............................             14

      Management's Responsibility for Financial Reporting......             15

      Consolidated Statements of Operations for the three
      years ended June 30, 1994................................             16

      Consolidated Balance Sheets at June 30, 1994 and 1993....           17-18

      Consolidated Statements of Shareholders' Equity for the
      three years ended June 30, 1994..........................             19

      Consolidated Statements of Cash Flows for the three years
      ended June 30, 1994......................................             20

      Notes to Consolidated Financial Statements...............           21-34

      2.    Schedules for the three years ended June 30, 1994:

         V-Property, Plant and Equipment.......................             35

        VI-Accumulated Depreciation and Amortization of
           Property, Plant and Equipment.......................             36

      VIII-Valuation and Qualifying Accounts...................             37

        IX-Short-Term Borrowings...............................             38

         X-Supplementary Income Statement Information..........             38

            Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)   Report on Form 8-K

            The Company filed a report on Form 8-K dated April 25, 1994 as to:

            Item 2. The acquisition of Webster. The transaction was structured as a tax-free reorganization of Webster and has been accounted for as a pooling of interests.


Independent Auditors' Report


The Board of Directors and Shareholders
Cordis Corporation


We have audited the accompanying consolidated balance sheets of Cordis Corporation and its subsidiaries as of June 30, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cordis Corporation and its subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 6 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective July 1, 1993 as required by Statement of Financial Accounting Standards No. 109.




Deloitte and Touche LLP
Miami, Florida
August 10, 1994

Management's Responsibility for Financial Reporting


Management is responsible for the preparation as well as the integrity and objectivity of the Company's financial statements. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts which represent the best estimates and judgements of management.

While no system of internal control can ensure elimination of errors and irregularities, the systems employed by the Company have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. These systems are periodically reviewed and modified in response to changing conditions.

The Audit Committee of the Board of Directors, which is comprised of directors who are not officers or employees of the Company, meet with senior management, the chief financial officer, the Company's internal auditor and the independent certified public accountants to review audit plans and results as well as management's actions taken in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings to the Board of Directors and also recommends the selection and engagement of independent certified public accountants. Management, the internal auditor and the independent certified public accountants have direct and confidential access to the Audit Committee.


Robert C. Strauss
President and Chief
Executive Officer


Alfred J. Novak
Vice President and
Chief Financial Officer

Cordis Corporation
Consolidated Statements of Operations
Three Years ended June 30, 1994
(Dollars in thousands except per share amounts)

                                               1994         1993         1992

Net sales                                   $336,542     $267,446     $230,477

Operating costs and expenses:
Cost of goods sold                           133,992      105,097       92,782
Research and development                      25,959       20,139       19,793
Selling, general and administrative          115,837       94,092       82,185

Total operating costs and expenses           275,788      219,328      194,760

Operating profit                              60,754       48,118       35,717

Other expenses (income):
Interest expense                               1,737        1,639        3,156
Interest income                               (2,102)      (1,185)      (1,024)
Other, net                                     2,739        4,955       (1,572)

Total other expenses                           2,374        5,409          560


Income before income taxes and
 cumulative effect of accounting
 change                                       58,380       42,709       35,157
Provision for income taxes                    20,889       11,243        9,426

Income before cumulative effect of
 accounting change                            37,491       31,466       25,731
Cumulative effect of accounting change        10,115            -            -


Net income                                  $ 47,606     $ 31,466     $ 25,731


Earnings per share:
Income before cumulative effect of
 accounting change                          $   2.27     $   1.94     $   1.65
Cumulative effect of accounting change           .61            -            -

Net income                                  $   2.88     $   1.94     $   1.65


See accompanying notes.

Cordis Corporation
Consolidated Balance Sheets
At June 30, 1994 and 1993
(Dollars in thousands)

                                                             1994        1993

Assets

Current assets:
Cash and cash equivalents                                  $ 48,531    $ 42,042
Short-term investments, at cost                               7,055           -
Accounts receivable (less allowance for doubtful
 accounts of $2,207 in 1994 and $1,661 in 1993)              82,502      60,220

Inventories:
Finished goods                                               25,770      19,194
Work-in-process                                              12,483      10,179
Raw materials and supplies                                    9,913       7,672

                                                             48,166      37,045

Deferred income taxes                                        10,350       3,810
Other current assets                                          5,942       3,764

     Total current assets                                   202,546     146,881


Property, plant and equipment, at cost:
Land                                                          5,045       4,829
Buildings and improvements                                   54,836      49,940
Leasehold improvements                                        3,532       2,457
Machinery and equipment                                      61,702      51,821
Construction in progress                                     10,641       4,403

                                                            135,756     113,450
Less accumulated depreciation and amortization               64,509      54,386

                                                             71,247      59,064

Deferred income taxes                                         6,844         663
Other assets                                                  7,490       3,911

                                                           $288,127    $210,519


See accompanying notes.


Cordis Corporation
Consolidated Balance Sheets
At June 30, 1994 and 1993
(Dollars in thousands)

                                                            1994         1993

Liabilities and Shareholders' Equity

Current liabilities:
Notes payable                                            $  9,057     $  9,092
Accounts payable                                           10,916        6,792
Accrued salaries and employee benefits                     25,373       15,797
Accrued taxes                                               7,926        6,542
Accrued litigation settlement                               5,180            -
Other accrued expenses                                     11,850       11,213
Income taxes                                                5,245        3,892
Current portion of long-term debt                             613          903

Total current liabilities                                  76,160       54,231


Long-term liabilities:
Long-term debt                                              1,894        1,112
Other                                                       7,234        6,881

     Total long-term liabilities                            9,128        7,993

     Total liabilities                                     85,288       62,224


Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock, $1 par value; authorized 2,500,000
 shares; none issued                                            -            -
Common stock, $1 par value; authorized 50,000,000
 shares, issued and outstanding 16,001,206 shares
 in 1994 and 15,920,307 shares in 1993                     16,001       15,920
Capital in excess of par value                             62,016       58,808
Retained earnings                                         115,658       68,052
Foreign currency translation adjustments                    9,164        5,515

     Total shareholders' equity                           202,839      148,295

                                                         $288,127     $210,519




See accompanying notes.


Cordis Corporation
Consolidated Statements of Shareholders' Equity
Three years ended June 30, 1994
(Dollars and shares in thousands)

                                                                 Foreign
                                             Capital             Currency
                                              in                  Trans-
                                              Excess              lation
                          Common Stock        of Par    Retained   Adjust-
                          Shares    Amount     Value    Earnings    ments          Total

Balance at
June 30, 1991:
As previously reported    13,874   $13,874    $52,555   $  9,522   $ 3,654         $ 79,605
Pooling of interests
 with Webster              1,124     1,124     (1,018)     1,333         -            1,439
As restated               14,998    14,998     51,537     10,855     3,654           81,044
Stock issued under
 employee retirement and
 stock option plans          151       151      2,509          -         -            2,660
Foreign currency
 translation adjustments                                             9,992            9,992
Net income                     -         -          -     25,731         -                          25,731
Balance at
June 30, 1992             15,149    15,149     54,046     36,586    13,646          119,427

Stock issued under
 employee retirement
 and stock option
 plans                       616       616      6,472          -         -            7,088
Issuance of stock            337       337      1,640          -         -            1,977
Tax benefit from exercise of
 stock options                 -         -        410          -         -              410
Stock issued under employee
 performance award plan       31        31        893          -         -              924
Purchases and retirement
 of common stock            (213)     (213)    (4,653)         -         -           (4,866)
Foreign currency
 translation adjustments       -         -           -         -    (8,131)          (8,131)
Net income                     -         -          -     31,466         -           31,466
Balance at
 June 30, 1993            15,920    15,920     58,808     68,052     5,515          148,295

Stock issued under
 employee retirement
 and stock option
 plans                       244       244      3,792          -         -            4,036
Tax benefit from exercise
 of stock options              -         -      5,740          -         -            5,740
Stock issued under
 employee performance
 award plan                   37        37      1,082          -         -            1,119
Purchases and retirement
 of common stock            (200)     (200)    (7,406)         -         -           (7,606)
Foreign currency
 translation adjustments       -         -          -         -      3,649            3,649
Net income                     -         -          -     47,606         -           47,606
Balance at
 June 30, 1994            16,001   $16,001    $62,016   $115,658   $ 9,164         $202,839

See accompanying notes.




Cordis Corporation
Consolidated Statements of Cash Flows
Three years ended June 30, 1994
(Dollars in thousands)

                                                 1994        1993        1992

Cash flows from operating activities:
 Net income                                   $ 47,606    $ 31,466    $ 25,731
 Noncash items included therein:
  Cumulative effect of accounting change       (10,115)          -           -
  Depreciation and amortization                 11,424      10,121      12,576
  Deferred income tax provision (benefit)        3,096      (3,635)     (1,895)
  Provisions for inventory obsolescence,
   doubtful accounts, uncollectible
   investment and other                          2,038       4,192       1,962
  Currency transaction losses                    1,115       2,604         332
 Changes in assets and liabilities:
  Increase in accounts receivable              (22,138)    (13,259)     (8,102)
  Increase in inventories                      (11,162)     (9,252)     (2,906)
  Increase in other current assets              (1,860)     (1,315)     (1,262)
  (Increase) decrease in other assets           (1,378)        154      (3,719)
  Increase in accounts payable and accruals     21,126      11,477       3,653
  Increase in current and deferred
   income taxes payable, net                     1,379       1,210       3,999
  Other, net                                       613      (1,345)     (5,372)

Net cash provided by operating
 activities                                     41,744      32,418      24,997

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                    (22,771)    (15,573)    (11,211)
 Purchases of short-term and
  other investments                             (9,055)          -           -
 Proceeds from the sale of property,
  plant and equipment                              618         215         408
 Proceeds from collections of notes
  receivable                                       417         846         202

Net cash used in investing activities          (30,791)    (14,512)    (10,601)

Cash flows from financing activities:
 Bank loans                                      1,729       7,801       3,175
 Debt retirement                                (1,760)     (1,077)    (17,752)
 Proceeds from the sale of common stock          3,264       8,365       2,096
 Repurchases of common stock                    (7,606)     (4,866)          -

Net cash (used in) provided by financing
 activities                                     (4,373)     10,223     (12,481)

Effect of exchange rate changes on cash            (91)       (189)        223

Increase in cash and cash equivalents            6,489      27,940       2,138

Cash and cash equivalents:
 Beginning of year                              42,042      14,102      11,964

 End of year                                  $ 48,531    $ 42,042    $ 14,102


See accompanying notes.


Notes to Consolidated Financial Statements
June 30, 1994, 1993 and 1992


1.    Summary of significant accounting policies

a.    Principles of consolidation

The Consolidated Financial Statements of Cordis Corporation include the accounts of Cordis Corporation and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

b.    Revenue recognition

The Company's revenue is derived from sales of medical devices. Revenue from such sales is generally recognized at the time of shipment to customers.

c.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventory costs include material, labor and manufacturing overhead.

d.    Property, plant and equipment

The lives used in calculating provisions for depreciation and amortization of the principal assets using the straight-line method are as follows:

      Buildings and improvements              10 - 30 years
      Leasehold improvements                  10 - 20 years
      Machinery and equipment                  3 - 10 years

e.    Earnings per share

Primary earnings per share of common stock have been determined on the basis of the average number of shares of common stock and common stock equivalents outstanding during the year. The exercise of outstanding options, computed under the treasury stock method based upon average stock prices during the year, has been included in the computation when dilutive. The computation of fully diluted earnings per share resulted in no material dilution.

f.    Foreign currency translation

Foreign currency translation adjustments, which result from translating the assets and liabilities of foreign subsidiaries into the U.S. dollar, have been excluded from each component of the Consolidated Statements of Cash Flows. Aggregate exchange losses resulting from foreign currency transactions during the years ended June 30, 1994, 1993 and 1992 were $1,115,000, $2,604,000 and
$332,000, respectively, and are included in the Consolidated Statements of Operations.

g.    Cash and cash equivalents

For the purposes of reporting cash flows, cash and cash equivalents include marketable securities with a maturity of three months or less at acquisition, and approximate fair values at June 30, 1994 and 1993. One investment, representing approximately 19% of the recorded balance at June 30, 1994, is a money market mutual fund maintained with a brokerage firm.

For the years ended June 30, 1994, 1993 and 1992, income taxes paid, net, were $17,312,000, $13,851,000 and $8,391,000, and interest paid, including interest on the capitalized lease (see Note 8 of Notes to Consolidated Financial Statements), was $3,398,000, $3,748,000 and $4,664,000, respectively.

h.    Foreign currency contracts

The Company enters into foreign currency contracts as a hedge against assets and liabilities denominated in foreign currencies. Such assets and liabilities relate mainly to intercompany purchases of inventory. At the end of each period foreign currency contract balances are marked to market, and the resulting gain or loss is recognized in the Consolidated Statements of Operations. At June 30, 1994 and 1993, the Company had approximately $20,500,000 and $3,900,000, respectively, in contracts to buy or sell various denominations of foreign currency in the future. At June 30, 1994, based upon the rights of offset contained in the various foreign currency contract agreements, the carrying values of such contracts were a current asset of $66,000 and a current liability of $220,000, which approximated fair value.

i.  Reclassifications

Certain amounts in prior years have been reclassified to conform to the 1994 Consolidated Financial Statement presentation.

2.    Inventory obsolescence

Cost of goods sold for the years ended June 30, 1994, 1993 and 1992 included provisions for obsolescence of $1,436,000, $1,061,000 and $994,000, respectively, for inventory which management considered to be in excess of that required for future sales. At June 30, 1994 and 1993 inventories are stated net of allowances for obsolescence of approximately $2,259,000 and $2,472,000, respectively.

3.    Acquisition of Business

During April 1994, the Company completed its acquisition of Webster Laboratories, Inc. ("Webster"), a California based company engaged in the design, manufacture and marketing and sale of electrophysiology catheters.
The acquisition was achieved through the merger between Webster and one of the Company's subsidiaries. The Company issued approximately 1.67 million shares of common stock for all the common stock of Webster, and assumed an additional 192,000 shares of Webster's outstanding stock options. The transaction was accounted for as a pooling of interests; accordingly, the Company's financial statements for prior years have been restated to reflect the merger. Webster previously prepared its financial statements on a November 30 fiscal year end basis, however, the restated financial statements include Webster's financial results prepared on a June 30 fiscal year end basis. Webster, renamed Cordis Webster, Inc., has changed its fiscal year end to June to conform to the Company's year end. Summarized financial statements for the years ended June 30, 1993 and 1992 are as follows (in thousands):

                                                1993        1992
Sales Revenue
      Cordis                                  $255,458    $222,959
      Webster                                   11,988       7,518
        Total                                 $267,446    $230,477

Net Income
      Cordis                                  $ 29,060    $ 24,014
      Webster                                    2,406       1,717
        Total                                 $ 31,466    $ 25,731

Total Assets
      Cordis                                  $200,401    $168,154
      Webster                                   10,118       3,832
        Total                                 $210,519    $171,986



4.    Notes payable and long-term debt

Notes payable:

The Company's European subsidiaries have various credit lines denominated in local currencies which are available to provide working capital and to hedge foreign exchange exposures. The total amount of credit available under these agreements was $26,200,000 at June 30, 1994. Amounts outstanding were $9,057,000 at June 30, 1994 and $9,092,000 at June 30, 1993, with interest rates ranging from 6-1/2% to 18-1/2% throughout the years ended June 30, 1994 and 1993.

Long-term debt:

The Company has a $25 million revolving line of credit and a $2 million letter of credit facility with a U.S. bank, which terminates on December 31, 1996. A one year extension of the termination date may be granted annually at the discretion of the lender. During the revolving credit period, the Company has the option of borrowing at the prime interest rate, or at the London Interbank Offered Rate plus 1-1/4%. A facility fee of 1/4% of the unused portion of the $25 million commitment is payable quarterly. The agreement contains various covenants, which require the Company to maintain certain financial ratios and meet certain net worth and indebtedness tests, and which restrict the payment of cash dividends by the Company. No borrowings were outstanding under the agreement at June 30, 1994 or 1993. Interest rates ranged from 6% to 7-1/4% throughout the years ended June 30, 1994 and 1993.

At June 30, 1994 and 1993, the Company's European subsidiaries had long-term borrowings totaling $2,447,000 and $1,930,000, respectively, under several agreements. These loans are denominated in European currencies at interest rates ranging from 8% to 9-3/4% throughout the periods, due at various times through January 1999. One of the loans outstanding at June 30, 1993 was secured by tangible fixed assets; this loan was repaid in fiscal 1994. The carrying amounts of these loans approximated their fair values at June 30, 1994 and 1993.

Principal payments on existing long-term debt for the fiscal years ending June 30, are as follows: 1995 - $613,000; 1996 - $578,000; 1997 - $605,000;
1998 - $390,000; 1999 - $321,000.

5.    Stock option plans

The Cordis Corporation Non-Qualified Stock Option Plan ("Non-Qualified Plan") authorizes grants of options to purchase up to 1,875,000 shares of the Company's authorized but unissued common stock. The options granted pursuant to the Plan either are exercisable after one year from the date of grant or vest in increments over four years, must be exercised within either five or ten years depending on the date of the grant, and must be granted at a price not less than the market value on the date of grant.

At June 30, 1994, awards to purchase 1,825,830 shares under the Non-Qualified Plan (net of cancellations and repurchases) had been granted. There are 49,170 shares available for future grants under the Non-Qualified Plan. Of the options granted, 178,930 shares were exercised under the Non-Qualified Plan during 1994. At June 30, 1994 and 1993, 333,429 options and 337,110 options, respectively, were exercisable under the Non-Qualified Plan.

The Cordis Corporation Incentive Stock Option Plan of 1982 ("Option Plan") expired by its terms in October 1992. In 1994, 19,225 shares were exercised under the Option Plan. No options were granted under this plan in either fiscal 1994 or fiscal 1993, and 5,775 options and 27,125 options, respectively, were outstanding and exercisable at June 30, 1994 and 1993. Options under the Option Plan qualify as "incentive stock options" under the Economic Recovery Tax Act of 1981.

The Webster Laboratories, Inc. 1992 Stock Plan ("Webster Plan"), was adopted by the Board of Directors of Webster in June 1992 (see Note 3 of Notes to Consolidated Financial Statements). Under the Webster Plan, awards to purchase 412,000 shares had been granted at June 30, 1994. During fiscal 1994, 23,969 shares were exercised, and at June 30, 1994 and 1993, 79,195 options and 44,212 options were exercisable, respectively. The Webster Plan options were granted for a term of ten years at an exercise price fixed by the Webster Plan administrator, and are exercisable at such times as set forth in each individual option agreement.

The Cordis Corporation Director Non-Qualified Stock Option Plan provides incentives in the form of stock option grants for the non-employee members of the Company's Board of Directors. Of the 200,000 shares authorized, 56,000 have been granted to Board members through June 30, 1994, and 38,000 and 28,000 of these were exercisable, respectively, at June 30, 1994 and 1993. During 1994, options for 4,000 shares were exercised. The options, which are granted automatically each year, vest in full one year after the anniversary of the date of the grant, must be exercised within five years and are granted at a price equal to the market value on the date of the grant.

A summary of option transactions follows:

                                          1994                            1993                           1992
                                No. of         Option           No. of          Option           No.of        Option
                                Shares    Price per Share       Shares     Price per Share      Shares    Price per Share

Options outstanding
at beginning of
 year                         1,164,693   $ 0.88 to $36.75    1,391,619    $ 0.28 to $36.75    1,206,491  $ 0.28 to $36.75

Options granted                 322,107   $ 7.11 to $49.25      379,670    $ 0.88 to $26.75      317,103  $ 0.88 to $35.50

Options exercised              (226,124)  $ 0.88 to $36.75     (594,834)   $ 0.28 to $27.25     (130,725) $14.50 to $19.88

Options canceled                (14,242)  $ 0.88 to $29.25      (11,762)   $ 3.55 to $36.75       (1,250) $19.88 to $27.25

Options outstanding
 at end of year               1,246,434   $ 0.88 to $49.25    1,164,693    $ 0.88 to $36.75    1,391,619  $ 0.28 to $36.75

The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, when realized, are credited to capital in excess of par value.

6.  Income taxes

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. The cumulative effect on prior periods of this accounting change of $10.1 million, or $.61 per share, is reported as a one time benefit in the Consolidated Statement of Operations for the year ended June 30, 1994. In addition a one time adjustment of $4.2 million was recorded to capital in excess of par value in the Consolidated Balance Sheet as of June 30, 1994 due to the income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the Statement of Financial Accounting Standards No. 96 ("SFAS No. 96") asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS No. 96, tax credits are reflected as reductions of income tax expense using the flow through method in the year they are utilized.

The distribution of income before income taxes and cumulative effect of accounting change between domestic and foreign sources was as follows (in thousands):
                                             1994           1993        1992

Domestic                                   $ 36,219     $ 21,600     $ 18,417
Foreign                                      22,161       21,109       16,740

Total                                      $ 58,380     $ 42,709     $ 35,157

The provision (benefit) for income taxes consists of (in thousands):

                                               1994          1993         1992
Current:
Federal                                     $  8,980     $  4,937     $  1,515
State                                          1,169          698          420
Foreign                                        7,644        9,243        9,386

                                              17,793       14,878       11,321

Deferred:
Federal                                        3,149       (2,256)         (12)
State                                            257          (84)          (4)
Foreign                                         (310)      (1,295)      (1,879)

                                               3,096       (3,635)      (1,895)

Provision for income
 taxes                                      $ 20,889     $ 11,243     $  9,426

The tax effect of the significant temporary differences which comprised the deferred tax assets and liabilities at June 30, 1994 was as follows (in thousands):

Assets:
      Discontinued operations               $ 5,124
      Intercompany profit adjustments in
        inventories and other assets          4,527
      Asset valuation reserves                4,122
      Net operating loss carryforwards        2,485
      Employee benefits                       1,930
      Depreciation                            1,686
      Other accrued expenses                    745
      Other                                     138
                                             20,757
      Valuation allowance                    (2,618)

           Total deferred tax assets         18,139

Liabilities:
      Employee benefit plans                   (940)
      Other                                      (5)
           Total deferred tax liabilities      (945)

Net deferred tax asset                      $17,194

The valuation allowance relates primarily to net operating loss carryforwards of the Company's European subsidiaries. The reserve decreased during 1994 due to the utilization of net operating losses. As of June 30, 1994 the European subsidiaries had a net operating loss carryforward of approximately $6,600,000.







As permitted under SFAS No. 109, prior years' financial statements have not been restated. The principal temporary differences under SFAS No. 96 in the deferred tax (benefit) provision were (in thousands):
                                                            1993        1992

Intercompany profit adjustments in
 foreign inventories                                     $(1,339)     $  (122)
Asset valuation reserves:
 Domestic                                                   (271)          (4)
 Foreign                                                       -          197
Foreign research and development
 credits                                                       -       (1,962)
Deferred expenses                                         (1,363)           -
Other items, net                                            (662)          (4)

Total                                                    $(3,635)     $(1,895)

The effective income tax rates in the Consolidated Statements of Operations differ from the statutory federal income tax rates as follows:

                                                   1994       1993      1992

Statutory U.S. income tax rate                     35.0%     34.0%      34.0%

Increase (decrease) resulting from:
Foreign statutory tax rates differential            (.2)      1.7        3.8
Foreign operating loss for which no carryback
 benefit is available                                 -        .2        1.1
Utilization of net operating losses                (1.6)     (8.4)     (16.4)
Minimum tax                                           -       2.0        1.8
Foreign tax credits                                   -      (9.3)         -
Other items, net                                    2.6       6.1        2.5

Effective tax rates                                35.8%     26.3%      26.8%

Undistributed earnings of foreign subsidiaries of $76.6 million at June 30, 1994 are indefinitely reinvested in foreign operations; accordingly no provision has been made for income taxes that might be payable upon remittance. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits or deductions against U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings at June 30, 1994 would approximate $3.9 million.

7.    Employee benefit plans

The Company has a domestic non-contributory defined benefit pension plan (the "Plan") which covers substantially all full-time domestic employees. The Company's policy is to contribute amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits requirements in accordance with ERISA and federal income tax regulations. The assets of the Plan consist mainly of common stock and intermediate bond investments.

Net periodic pension cost for each of the three years ended June 30, 1994, 1993 and 1992 included the following components (in thousands):

                                                     1994      1993      1992
Service cost - benefits earned during the
 period                                           $ 1,661   $ 1,303    $ 1,148
Interest cost on projected benefit obligation       2,875     2,585      2,272
Return on assets                                   (2,011)   (2,339)    (2,990)
Net amortization and deferral                        (356)      102        739

Net pension cost                                  $ 2,169   $ 1,651    $ 1,169

The actuarial assumptions used in the three year period ended June 30, 1994 were as follows:

                                                      1994      1993     1992

      Discount rates                                    8%   8-1/2%    8-1/2%
      Long-term rate of return on assets                9%       9%    8-1/2%
      Rates of increase in compensation levels:
           To age 30                                    9%       9%       10%
           To age 40                                    7%       7%        8%
           Thereafter                                   5%       5%        6%


The following table sets forth the Plan's funded status and amounts recognized in the Company's Consolidated Balance sheets at June 30, 1994 and 1993 (in thousands):

                                                    1994       1993

Actuarial present value of benefit obligations:
Vested benefit obligation                         $(31,912) $(27,756)
Nonvested benefit obligation                          (660)     (404)

Accumulated benefit obligation                     (32,572)  (28,160)
Excess of projected benefit obligation over
  accumulated benefit obligation                    (7,056)   (5,284)

Projected benefit obligation                       (39,628)  (33,444)
Plan assets at fair value                           30,850    27,965

Projected benefit obligation in excess of plan
 assets                                             (8,778)   (5,479)
Unrecognized net loss                                8,323     4,886
Unrecognized prior service cost                      3,102     3,633
Unrecognized net transition (asset) originating
 July 1, 1986                                       (3,742)   (4,490)
Additional minimum liability                          (626)        -

      Accrued pension costs                       $ (1,721) $ (1,450)

The provisions of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions", require recognition in the balance sheet of an additional minimum liability up to the unfunded accumulated benefit obligation and related intangible asset for pension plans with accumulated benefits in excess of plan assets. Accordingly, an intangible asset equal to the amount of the additional minimum liability of $626,000 above has been recorded in other assets in the Consolidated Balance Sheet at June 30, 1994.

The Company sponsors a defined contribution retirement savings plan for its domestic employees and matches a portion of employee contributions with contributions of the Company's stock. Contributions made to the plan for the years ended June 30, 1994, 1993, and 1992 were $752,000, $599,000 and $564,000, respectively.

Certain of the Company's foreign subsidiaries provide retirement and termination indemnity benefits for employees through multiemployer and other types of plans with insurance companies, which cover a majority of full-time employees, based on compensation and years of service. Pension costs for these plans for the years ended June 30, 1994, 1993 and 1992 were $968,000, $828,000 and $778,000, respectively. At June 30, 1994 and 1993, unfunded benefits included in current and other long-term liabilities were $1,072,000 and $939,000, respectively.

The Company maintains a performance award plan for officers and key senior employees. Awards are earned upon achievement of certain performance objectives as determined annually by the Compensation Committee of the Board of Directors. For the years ended June 30, 1994, 1993 and 1992, provisions for this plan were $3,146,000, $2,541,000 and $1,005,000 respectively.

The Company has deferred compensation or supplemental retirement agreements with present and past key officers, directors and employees. The cost of such plans is being or has been accrued over the period of active employment from the contract or agreement date. Certain payments, insignificant in amount, are charged to expense when due. Costs for these agreements approximated $734,000, $520,000 and $471,000 for the years ended June 30, 1994, 1993 and 1992, respectively.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.106, "Employers Accounting for Postretirement Benefits Other Than Pensions" in fiscal 1994, effective for U.S. plans. For foreign plans, SFAS No. 106 is effective for fiscal year ending June 30, 1996. In November 1992, SFAS No. 112, "Employers' Accounting for Postemployment Benefits" was issued, effective for the fiscal year ending June 30, 1995. The Company does not believe that adoption of either of these standards will have a significant effect on future operations.

8.    Commitments and contingencies

Leases:

During fiscal 1987, the Company initiated a plan to dispose of all businesses other than its angiographic and neuroscience product lines. This plan included the disposal of the worldwide cardiac pacing operations, of which the Administrative and Technical Center ("ATC") in Miami, Florida, which is held under a capitalized lease, was a principal asset.

In September 1991, the Company entered into an agreement to sublease ATC. Both the sublease and the Company's existing capitalized lease expire on December 31, 2005. Under the terms of the sublease, the sublessee is responsible for all taxes (except taxes on vacant land), insurance and operating expenses, in addition to rental payments which commenced on January 1, 1992 of $1.2 million annually which increase annually to $2.2 million in the final year of the sublease. During 1992 the Company paid the sublessee $5.0 million in leasehold improvement allowances. The sublease gives cancellation options at the end of the fifth and tenth years to the sublessee which, if exercised, will require repayments of leasehold improvement allowances by the sublessee to the Company of $3.8 million and $2.0 million, respectively. The sublessee also has an option to extend the lease for five years or to purchase the facility at December 31, 2005. The reserve for future costs relates to the discounted shortfall in rental income from the sublease compared to the underlying payments over the full term of its existing capitalized lease. In November 1993, the sublessee announced that the division that currently subleases ATC is for sale. The Company has not been notified by the sublessee whether or not it intends to exercise its option to cancel the sublease on December 31, 1996. In the event that the sublessee does exercise the cancellation option, the Company believes that the proceeds of $3.8 million from the repayment of leasehold improvement allowances by the sublessee, combined with the current reserve for future costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found. Accordingly, the Company does not believe that cancellation of the sublease would have a material effect on the future liquidity or financial condition of the Company.

The net annual cost of the capitalized lease, which expires in December 2005, is approximately $2.2 million. Aggregate gross future payments under the capitalized lease totaled approximately $27,762,000 at June 30, 1994.

Rental income received by the Company in 1994, 1993 and 1992 was $1,333,000, $1,237,000, and $595,000, respectively. Future minimum sublease payments receivable under the noncancellable portion are as follows:

              Year Ending June 30                         Amount
              1995                                      $1,438,000
              1996                                       1,553,000
              1997 (6 months)                              807,000

At June 30, 1994 and 1993, assets and liabilities of the discontinued operations are reflected below (in thousands):
                                                        1994            1993
Property, plant & equipment, net of accumulated
 depreciation and amortization of $12,373 at June
 30, 1994 and $10,944 at June 30, 1993                $ 17,805       $ 19,467
Other assets, net                                        1,307          1,353
Capital lease liability                                (16,628)       (17,380)

Net capital lease asset                                  2,484          3,440
Reserve for future costs                                (6,316)        (7,912)

                                                        (3,832)        (4,472)
Amount included in current liabilities                     842            988

Net liabilities - non-current                         $ (2,990)      $ (3,484)

The Company has several long-term operating leases which expire at various times through 2008. Most of the leases contain renewal options and require the Company to pay for maintenance, taxes and insurance. Rental expenses charged to operations in 1994, 1993 and 1992 were $2,328,000, $1,867,000 and $1,559,000, respectively. Future lease commitments are estimated as follows: 1995 - $2,182,000; 1996 - $1,572,000; 1997 - $1,009,000; 1998 - $662,000; 1999 -
$438,000; thereafter - $1,088,000.

Legal proceedings:

The Company is engaged in various ordinary routine litigation and administrative proceedings incidental to the business of the Company, some of which involve claims for substantial amounts of money and include claims for punitive damages. The Company does not, however, anticipate that any amounts required to be paid by reason thereof will, in the aggregate, have a material adverse effect on the financial condition of the Company.

The Company self-insures a portion of its products liability claims and maintains insurance coverage in excess of that retention. Such insurance may not cover or indemnify awards of punitive damages. The Company believes its insurance coverage is adequate to protect it against any product related losses that could otherwise have a material adverse effect on the financial condition of the Company.

Pacer product liability litigation

As part of the transaction involving the sale of the Company's pacing operations in 1987, the purchaser assumed certain contingent liabilities including several pending lawsuits. However the Company retained liability for any punitive damages awarded in connection with pacer-related products liability litigation involving products sold by the Company prior to April 30, 1987. Since 1987 there have been no such punitive damage awards, nor does the Company anticipate that future awards, if any, would have a material adverse effect on the financial condition of the Company.

In November 1986 a product liability class action suit was filed against the Company and others in the United States District Court for the Southern District of Ohio. The suit seeks compensatory and punitive damages regarding certain of the Company's pacemakers. In 1989, a second pacemaker class action lawsuit was filed against the Company in the United States District Court for the Southern District of California. This case was transferred and consolidated with the Ohio action in 1990.

The Company has vigorously defended the pacemaker product liability class action since its inception. In December 1992, the Court conditionally certified the proceedings as a class action. The Complaint claims substantial compensatory and punitive damages are due to the class members. However, the number of claimants and nature and extent of damages allegedly suffered by any purported class members are not yet known and the Company is unable to meaningfully assess the likely final outcome of the class action litigation. The Company believes it has defenses to plaintiffs' claims and, as more fully described below, that it has available adequate and effective indemnification and insurance coverage.

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

In November and December 1993, the Company's insurance carriers filed two separate actions against the Company and TNC in the United States District Court for the Southern District of Florida, seeking a declaratory adjudication of the extent of their duties to defend and indemnify the Company for claims made in the pacemaker class action. Additionally, the carriers seek an adjudication that, in connection with TNC's acquisition of the Company's pacemaker business, TMC agreed to assume the primary obligation to defend and indemnify the Company for the pacemaker product liability litigation. Both insurance actions have been consolidated with the Ohio action. The Company intends to vigorously respond to the insurance carriers' lawsuits and urge the court to affirm the responsibility of the Company's insurance carriers and TNC for any award of compensatory damages and all defense costs relating to the pacemaker product liability class action. The Company has filed a motion for partial summary judgement to affirm the carriers' duty to defend the Company. Only in the event that the class action plaintiffs are successful in their claims, the Company's defenses are rejected and there is an adjudication that neither the Company's insurance carriers nor TNC and its parent have responsibility for any such liability (or the Company is unable to collect any amounts owed to it pursuant to the terms of TMC's indemnity or the guarantee of TNC's parent), could these lawsuits have a material adverse effect on the Company's financial condition. Based upon current facts, communications with outside counsel and internal analyses of the cases, Company believes that such an outcome is unlikely.

Other litigation

In December 1988, the Company was sued in the U.S. District Court for the Southern District of Florida by approximately 160 former Company employees who became employed by the company which purchased the pacing operations in 1987. The suit alleged that these employees were entitled to severance benefits and pay in lieu of notice as a result of their termination of employment with the Company. In January 1993, the Court granted the Company's cross motion for summary judgment. The former employees appealed that decision. Approximately one-half of the former employees voluntarily dismissed their appeal with prejudice while the remainder are pursuing the appeal.

On or about May 1, 1990 a class action suit was filed by a former employee of the Company against the Company, the Company's Retirement Plan ("the Plan"), and the Retirement Plan Administration Committee, in the U.S. District Court for the Southern District of Florida, alleging that the former employees who became employed by the purchaser of the pacing operations were entitled to lump sum distributions under the Company Retirement Plan and that the Company failed to notify class members of their right under COBRA to elect continued health insurance coverage under the Company's health insurance plans upon termination of their employment with the Company, thus entitling the class to statutory penalties. The District Court Judge granted the Company's motion to dismiss the lump sum claim. The former employee voluntarily dismissed the COBRA claim and has appealed the lump sum count. Oral argument was heard by the Eleventh Circuit Court of Appeals in March 1994 but no decision has been rendered.

In December 1989, the Company's former Middle Eastern distributor filed an action in the United States District Court for the Southern District of Florida, alleging breach of contract, intentional interference with business relationships and wrongful termination and seeking monetary damages in excess of $8 million against the Company. The Company filed a counterclaim against the distributor for damages relating to fraud, defamation and breach of contract. The Company, in order to minimize the risks of exposure to claimed damages in the litigation and to halt the escalating costs being incurred as a result of discovery and procedural matters in the case, elected to negotiate and settle the matter by payment of the sum of $5.2 million to the Plaintiff. This amount is included in net other expenses in the 1994 Consolidated Statement of Operations, and in current liabilities in the June 30, 1994 Consolidated Balance Sheet.

In October 1992, a suit was filed by Schneider (USA) Inc. against the Company in the United States District Court for the District of Minnesota, Third Division, alleging that certain of the Company's angiographic catheters and the Company's guiding catheters infringe a Schneider patent. Discovery proceedings are continuing, with a cutoff period established for September 1994. The Company has instituted patent infringement actions against Schneider AG in Great Britain and Germany alleging that certain Schneider products infringe on the Company's patents regarding its nylon balloon technology.

It is not expected that the outcomes of the litigation described above, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

 9.  Foreign and domestic operations and segment reporting

The Company operates in a single industry segment: the design, manufacture and sale of medical devices. These products are sold to hospitals and other medical institutions and physicians. In order to reduce credit risk, the Company performs credit evaluations of its customers on a regular basis, and generally does not require collateral. The Company has a large number of customers worldwide with no single customer accounting for a significant portion of trade accounts receivable. At June 30, 1994, the principal geographical regions and their respective balances included in accounts receivable were as follows (in thousands):

                    United States                     $21,033
                    Italy                              11,530
                    France                              8,556
                    Spain                               8,253




The following presents information on geographic segments for the fiscal years ended June 30, 1994, 1993 and 1992 (in thousands):
                                     Adjust-
                                    Domestic    Foreign   ments and
                                     Opera-      Opera-    Elimina-   Consoli-
                                     tions       tions      tions      dated
1994

Sales to unaffiliated customers     $174,447   $162,095   $      -    $336,542
Transfers between geographic
 areas                                40,551     14,734    (55,285)          -
Total revenues                      $214,998   $176,829   $(55,285)   $336,542
Operating profit from geographic
 segments                           $ 55,326   $ 37,820   $ (3,312)   $ 89,834
Research and development                                               (25,959)
General corporate expense                                               (5,860)
Interest income, net                                                       365
Income before income taxes and
 cumulative effect of accounting
 change                                                               $ 58,380
Identifiable assets                 $118,919   $118,996   $ (5,374)   $232,541
Corporate assets                                                        55,586

Total assets at June 30, 1994                                         $288,127


1993

Sales to unaffiliated customers     $136,843   $130,603   $      -    $267,446
Transfers between geographic
 areas                                26,472     12,759    (39,231)          -
Total revenues                      $163,315   $143,362   $(39,231)   $267,446
Operating profit from geographic
 segments                           $ 38,203   $ 30,181   $ (1,084)   $ 67,300
Research and development                                               (20,139)
General corporate expense                                               (3,998)
Interest (expense), net                                                   (454)
Income before income taxes                                            $ 42,709
Identifiable assets                 $ 81,825   $ 89,732   $ (3,080)   $168,477
Corporate assets                                                        42,042

Total assets at June 30, 1993                                         $210,519

1992

Sales to unaffiliated customers     $121,369   $109,108   $      -    $230,477
Transfers between geographic
 areas                                18,540     11,298    (29,838)          -
Total revenues                      $139,909   $120,406   $(29,838)   $230,477
Operating profit from geographic
 segments                           $ 34,428   $ 25,818   $    462    $ 60,708
Research and development                                               (19,793)
General corporate expense                                               (3,626)
Interest (expense), net                                                 (2,132)
Income before income taxes                                            $ 35,157

Identifiable assets                 $ 72,208   $ 87,094   $ (1,418)   $157,884
Corporate assets                                                        14,102

Total assets at June 30, 1992                                         $171,986



Transfers between geographic areas are made at amounts which would approximate those prices charged to unaffiliated distributors. Operating profits from geographic segments represent total revenue less cost of goods sold and direct operating expenses. It excludes research and development expense, general corporate expense, net interest expense, income taxes, and cumulative effect of accounting change.

Identifiable assets are those that are identified with the operations in each geographic area. Corporate assets are cash and cash equivalents and short-term investments. Total foreign assets at June 30, 1994, 1993 and 1992 are indicated above. The corresponding liabilities for foreign operations were $41,168,000, $29,038,000 and $27,136,000, respectively.

10.  Quarterly financial data

Quarterly financial data, restated to give effect to the Webster pooling (see
Note 3 of Notes to Consolidated Financial Statements), is as follows (unaudited) (dollars in thousands except per share amounts):

                           First                       Second                 Third                  Fourth
                          Quarter                     Quarter                Quarter                Quarter
                         As                          As                     As                     As
                         Previously       As         Previously  As         Previously  As         Previously  As
                         Reported         Restated   Reported    Restated   Reported    Restated   Reported    Restated

1994
Net sales                $ 69,145         $ 73,147    $ 75,401   $ 79,453    $ 85,043   $ 88,942    $      -   $ 95,000
Gross profit               41,838           44,775      44,943     47,893      51,569     54,425           -     55,457
Income before cumulative
  effect of accounting
  change                    7,908            8,723       8,591      9,134       9,936     10,540           -      9,094
Net income                 18,023           18,838       8,591      9,134       9,936     10,540           -      9,094
Per share:
Income before cumulative
  effect of accounting
  change                      .54              .53         .58        .55         .67        .63           -        .55
Net income                   1.24             1.15         .58        .55         .67        .63           -        .55

1993
Net sales                $ 62,515         $ 64,931    $ 61,971   $ 65,118    $ 64,219   $ 67,402    $ 66,753   $ 69,995
Gross profit               38,493           40,345      38,321     40,431      37,631     40,198      39,064     41,375
Net income                  6,054            6,576       6,917      7,518       7,743      8,593       8,346      8,779
Net income per share          .42              .41         .47        .46         .53        .53         .58        .54


In December 1993, under the terms of a settlement agreement with C. R. Bard, the Company elected to pay a license fee for the license of PTCA balloon catheter technology. Utilizing a five year amortization period from the agreement date of May 1991, the Company expensed $1.5 million of the $3.0 million license fee in cost of goods sold in the second quarter of fiscal 1994, of which approximately $1.3 million ($0.05 per share after tax) related to the period from May 1991 to June 1993.

In the fourth quarter of fiscal 1994, the Company incurred costs of approximately $1.3 million ($0.05 per share after tax), included in selling, general and administrative expenses, related to the Webster merger transaction. The Company settled a lawsuit in July 1994 in the amount of $5.2 million, for which it had previously accrued $3.0 million in other expenses during 1994. The balance of the settlement of $2.2 million ($0.08 per share after tax) was expensed in the fourth quarter (see Note 8 of Notes to Consolidated Financial Statements).

11.      Common stock purchase rights

On September 12, 1986 the Company's Board of Directors adopted a Rights Agreement, as subsequently amended, authorizing a dividend distribution on each share of common stock, $1.00 par value, of the Company's outstanding shares on the distribution date, as defined, in the form of a right to purchase one-half of a share of common stock upon the occurrence of certain events. The exercise price to purchase one-half of a share of common stock, initially established at $25, is subject to adjustment. The rights become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of the Company's outstanding common stock or commences a tender offer that would result in that entity, person or group acquiring beneficial ownership of 30% or more of the outstanding common stock of the Company. The rights, which do not entitle holders to vote or receive dividends, expire on September 22, 1996 and may be redeemed by the Company at a price of $0.01 per right at any time prior to the earlier of (i) the tenth day following the public announcement of intent to acquire the Company's stock as described above or the date a majority of the Board of Directors becomes aware of an acquiring entity, person or group, as defined, or (ii) the expiration date. As of June 30, 1994 rights to purchase 8,000,603 shares of common stock were outstanding.

                            CORDIS CORPORATION
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                              (In thousands)



                               Balance
                                at be-             Retire-            Balance
                               ginning    Addi-    ments or   Other    at end
                                    of    tions      sales   changes     of
                                period  at cost      (a)      (b)     period

Year ended June 30, 1994:

Land                          $  4,829  $   127   $     -  $    89   $  5,045

Building and improvements       49,940    3,743     (113)    1,266     54,836

Leasehold improvements           2,457    1,233     (238)       80      3,532

Machinery and equipment         51,821   10,702   (2,631)    1,810     61,702

Construction in progress         4,403    6,966        -      (728)    10,641

                              $113,450  $22,771   $(2,982) $ 2,517   $135,756

Year ended June 30, 1993:

Land                          $  4,761  $   237   $     -  $  (169)    $4,829

Building and improvements       50,413    2,541     (892)   (2,122)    49,940

Leasehold improvements           1,363    1,346      (85)     (167)     2,457

Machinery and equipment         49,335   10,917   (5,303)   (3,128)    51,821

Construction in progress         4,465      532        -      (594)     4,403

                              $110,337  $15,573  $(6,280)  $(6,180)  $113,450

Year ended June 30, 1992:

Land                          $  4,487  $     -  $     -   $   274   $  4,761

Buildings and improvements      46,153      976     (170)    3,454     50,413

Leasehold improvements             959      313      (59)      150      1,363

Machinery and equipment         38,176    8,579   (1,137)    3,717     49,335

Construction in progress         3,098    1,343         -       24      4,465

                              $ 92,873  $11,211  $(1,366)  $ 7,619   $110,337



(a)   Includes normal retirements of assets.

(b) Includes reclassifications between categories, and the translation effect of Statement of Financial Accounting Standards No. 52.

                            CORDIS CORPORATION
                SCHEDULE VI - ACCUMULATED DEPRECIATION AND
               AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                              (In thousands)



                                Balance    Addi-
                                 at be-    tions    Retire-             Balance
                                ginning  charged    ments     Other     at end
                                     of       to    or sales   changes      of
                                 period   income     (a)       (b)     period

Year ended June 30, 1994:

Buildings and improvements      $22,063  $ 2,860   $   (18)   $   644   $25,549

Leasehold improvements              759      323      (192)        17       907

Machinery and equipment          31,564    7,656    (2,106)       939    38,053

                                $54,386  $10,839  $(2,316)  $ 1,600    $64,509


Year ended June 30, 1993:

Buildings and improvements      $21,296  $ 2,721   $  (860)   $(1,094)  $22,063

Leasehold improvements              722      192       (63)       (92)      759

Machinery and equipment          31,461    6,825    (5,083)    (1,639)   31,564

                                $53,479  $ 9,738   $(6,006)   $(2,825)  $54,386

Year ended June 30, 1992:

Buildings and improvements      $16,964  $ 2,628   $   (73)   $ 1,777   $21,296

Leasehold improvements              551      151       (59)        79       722

Machinery and equipment          24,477    5,965      (952)     1,971    31,461

                                $41,992  $ 8,744   $(1,084)   $ 3,827   $53,479




(a)   Includes normal retirements of assets.

(b) Includes reclassifications between categories, and the translation effect of Statement of Financial Accounting Standards No. 52.

                            CORDIS CORPORATION
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)



                                                    Addi-
                                         Balance    tions    Deduc-
                                         at be-    charged   tions/    Balance
                                         ginning     to      other      at end
                                             of    costs &   changes      of
                                          period   expenses     (a)      period

Allowance for doubtful accounts -
 deducted from accounts receivable
 in the balance sheet:

Year ended June 30, 1994                 $ 1,661   $   776    $  (230)  $ 2,207

Year ended June 30, 1993                 $ 1,535   $   593    $  (467)  $ 1,661

Year ended June 30, 1992                 $ 1,163   $   216    $   156   $ 1,535



Allowance for inventory obsolescence
 - deducted from inventory in the
 balance sheet:

Year ended June 30, 1994                 $ 2,472   $ 1,436    $(1,649)  $ 2,259

Year ended June 30, 1993                 $ 2,826   $ 1,061    $(1,415)  $ 2,472

Year ended June 30, 1992                 $ 2,526   $   994    $  (694)  $ 2,826



Allowance for uncollectible
 notes receivable - deducted
 from other assets in the
 balance sheet:

Year ended June 30, 1994                 $ 5,422    $ (326)   $(1,449)  $ 3,647

Year ended June 30, 1993                 $ 4,943    $  524    $   (45)  $ 5,422

Year ended June 30, 1992                 $ 4,191    $  752    $   -     $ 4,943



Allowance for uncollectible
 investment - deducted from
 other assets in the balance
 sheet:

Year ended June 30, 1994                 $ 2,014   $   152    $     -   $ 2,166

Year ended June 30, 1993                 $    -    $ 2,014    $     -   $ 2,014


(a) Includes the translation effect of Statement of Financial Accounting Standards No. 52.



                            CORDIS CORPORATION
                    SCHEDULE IX - SHORT-TERM BORROWINGS
                              (In thousands)

                                               Maximum                Weighted
                                                amount                 average
                                                 out-       Average      of
                                               standing     amount    interest
                                                at any       out-       rates
                         Balance    Weighted     month     standing     during
                         at end      average      end       during        the
                            of      interest    during      period      period
                         period       rate      period        (1)         (2)

Years ended
  June 30,

      1994              $ 9,057       8.0%     $ 9,057     $ 6,604      9.3%

      1993              $ 9,092       9.3%     $ 9,092     $ 4,217     11.9%

      1992              $ 2,638      13.4%     $ 2,864     $ 2,120     14.6%




(1) Average amount outstanding during the period is computed by dividing the total of month-end outstanding principal balances by the number of periods.

(2) Weighted average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.




                            CORDIS CORPORATION
          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              (In thousands)


                           Maintenance
                                and
                             repairs         Royalties          Advertising

Year ended June 30, 1994     $ 3,898           $ 7,885             $ 2,993

Year ended June 30, 1993     $ 3,303           $ 1,853             $ 2,768

Year ended June 30, 1992     $ 2,633           $ 1,242             $ 1,858




                              Exhibits Index

Certain of the exhibits listed below are incorporated by reference to exhibits to previously filed registration statements or reports of the Company as indicated in the "Incorporated by Reference to" column.

               Incorporated
             by Reference to
 Ex-                      Ex-
hibit     Registration   hibit
 No.      No. or Report   No.                      Description

 2(a)    Form S-4 No.     2(a)   Agreement and Plan of Reorganization, as
         33-52399 dated          amended by and among Cordis Corporation, Cordis
         February 25, 1994       Acquisition, Inc., Webster Laboratories, Inc.
                                 and certain shareholders of Webster dated as of January 20, 1994.

 3       Form 10-K for    3      Restated Articles of Incorporation of the
         year ended              Company dated February 9, 1978, and Articles of
         June 30, 1983           Amendment thereto dated November 1, 1978.

 3(a)    Form S-4 No.     3(a)   Articles of Amendment to the Company's Restated
         33-52399 dated          Articles of Incorporation filed with the
         February 25, 1994       Florida Secretary of State on November 3, 1993.

 3(a)    Form 10-K for    3(a)   By-Laws of the Company.
         year ended
         June 30, 1983

10(a)    Form 10-K for   10(a)   Revolving Credit and Reimbursement Agreement,
         year ended              dated as of December 30, 1991, between Cordis
         June 30, 1992           Corporation as Borrower and NCNB National Bank
                                 of Florida as Lender.

10(a)    Form S-4 No.    10(a)   Employment Agreement by and among Tony R.Brown,
         33-52399 dated          Cordis Corporation and Cordis Webster, Inc.
         February 25, 1994

10(a)    Form S-4 No.    10(a)   Employment Agreement by and among Wilton W.
         33-52399 dated          Webster, Jr., Cordis Corporation and Cordis
         February 25, 1994       Webster, Inc.

10(b)    Form 10-K for   10(b)   Lease Agreement dated as of March 1, 1979,
         year ended              between the Company and Olympia & York Florida
         June 30, 1985           Equity Corp.

10(b)    Form 10-K for   10(b)   Lease Agreement dated as of September 20, 1991
         year ended              between the Company and Baxter Diagnostics,Inc.
         June 30, 1991

10(d)    Form 10-K for   10(d)   Cordis Corporation Incentive Stock Option Plan
         year ended              of 1982.
         June 30, 1983

10(d)    Form 10-Q for   10(d)   Amendment, dated April 13, 1987, to Cordis
         quarter ended           Corporation Incentive Stock Option Plan of
         March 31, 1987          1982.

10(d)    Form S-8 No.    10(d)   Cordis Corporation Non-qualified Stock Option
         33-23668 dated          Plan.
         August 30, 1988

10(d)    Form S-8 No.    10(d)   Cordis Corporation Non-qualified Stock Option
         33-35304 dated          Plan.
         June 28, 1990

Exhibits Index Continued

10(d)    Form S-8 No.    10(d)   Cordis Corporation Non-qualified Stock Option
         33-63634 dated          Plan.
         June 1, 1993

10(d)    Form S-8 No.    10(d)   Webster Laboratories, Inc. 1992 Stock Plan
         33-53835 dated
         May 26, 1994

10(d)    Form 10-K for   10(d)   Cordis Corporation Director Non-qualified Stock
         year ended              Option Plan.
         June 30, 1992

10(d)    Form S-8 No.    10(d)   Cordis Corporation Director Non-qualified Stock
         33-44953 dated          Plan.
         January 6, 1992

10(d)    Form 10-K for   10(d)   Cordis Corporation Supplemental Executive
         year ended              Retirement Plan
         June 30, 1992

10(d)    Form 10-K for   10(d)   Cordis Corporation Salary Deferral Plan
         year ended
         June 30, 1992

10(d)    Form 10-K for   10(d)   Amended Cordis Corporation Director Retirement
         year ended              Policy
         June 30, 1992

10(f)    Form 10-K for   10(f)   Cordis Corporation 1991 Performance Unit Award
         year ended              Plan
         June 30, 1992

10(i)    Form 10-Q for   10(i)   Acquisition Agreement by and between TNC
         quarter ended           Medical Device and Cordis Corporation, dated as
         March 31, 1987          of April 14, 1987, including amendments thereto
                                 dated April 14, 1987 and April 30, 1987, with respect to the sale of the Company's worldwide cardiac pacing operations.

10(j)    Form 8-K dated   4      Rights Agreement, dated September 12, 1986
         September 12,           between the Company and Manufacturers Hanover
         1986                    Trust Company.

10(j)    Form 10-K for   10(j)   Amendment No. 1, dated as of September 15, 1989
         year ended              to the Rights Agreement, dated September 12,
         June 30, 1989           1986 between the Company and Manufacturers
                                 Hanover Trust Company.

10(j)    Form 10-K for   10(j)   Amendment No. 2, dated as of October 12, 1989
         year ended              to the Rights Agreement, dated September 12,
         June 30, 1991           1986 between the Company and Manufacturers
                                 Hanover Trust Company.

10(j)    Form 10-K for   10(j)   Amendment No. 3, dated as of November 15, 1989
         year ended              to the Rights Agreement, dated September 12,
         June 30, 1991           1986 between the Company and Manufacturers
                                 Hanover Trust Company.

11             -           -     Computation of earnings per share.

22             -           -     Subsidiaries of Cordis Corporation.

24             -           -     Consents of Independent Certified Public
                                 Accountants.



The documents listed herein with the exception of Exhibits, 11, 22, and 24 are not included in copies of this form. The Company will furnish any of these documents upon request and payment of a fee to cover its expenses. Requests should be made to:
                            Corporate Secretary
                            Cordis Corporation
                             P. O. Box 025700
                         Miami, Florida 33102-5700

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CORDIS CORPORATION


Date:                                         By  Robert C. Strauss
August 24, 1994                                 Robert C. Strauss
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                                   Title



Robert Q. Marston                             Chairman of the Board of Directors
Robert Q. Marston


Robert C. Strauss                             Director, President and Chief
Robert C. Strauss                             Executive Officer


Richard W. Foxen                              Director
Richard W. Foxen


Donald F. Malin, Jr.                          Director
Donald F. Malin, Jr.


David R. Challoner                            Director
David R. Challoner


Wilton W. Webster, Jr.                        Director
Wilton W. Webster, Jr.


Patricia K. Woolf                             Director
Patricia K. Woolf


J. L. de Ruyter van Steveninck                Director
J. L. de Ruyter van Steveninck


Alfred J. Novak                               Vice President and Chief
Alfred J. Novak                               Financial Officer