Form 10-Q
period 1994-09-30
CORDIS CORP
filed 1994-10-31
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                    or

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

The registrant had outstanding 16,093,537 shares of common stock
(par value $1.00 per share) as of October 27, 1994.




                            CORDIS CORPORATION

                                 FORM 10-Q


                   THREE MONTHS ENDED SEPTEMBER 30, 1994



                                   INDEX



                                                         Page No.

PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements ........................ 1

               Consolidated Statements of Operations........ 2
               Consolidated Balance Sheets ................. 3
               Consolidated Statements of Cash Flows ....... 4
               Notes to Consolidated Financial Statements .. 5-6

     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations ............................. 7-8



PART II.       OTHER INFORMATION:

     Item 1.   Legal Proceedings............................ 9

     Item 4.   Submission of Matters to a Vote
                 of Security Holders ....................... 9-10

     Item 6.   Exhibits and Reports on Form 8-K ............ 10

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

                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended September 30, 1994 and 1993
                                (Unaudited)
              (Dollars in thousands except per share amounts)


                                               1994      1993

Net sales                                    $ 98,111  $ 73,147

Operating costs and expenses:
Cost of goods sold                             38,046    28,372
Research and development                        7,870     5,955
Selling, general and administrative            33,073    24,446

Total operating costs and expenses             78,989    58,773

Operating profit                               19,122    14,374

Other (income)deductions:
Interest expense, net and other                  (583)      314

Income before income taxes and
  cumulative effect of accounting
  change                                       19,705    14,060
Provision for income taxes                      8,072     5,337
Income before cumulative effect
  of accounting change                         11,633     8,723

Cumulative effect of accounting change              -    10,115

Net income                                   $ 11,633  $ 18,838
                                             ========= =========

Earnings per share:

Income before cumulative effect of
  accounting change                          $    .70  $    .53
Cumulative effect of accounting change              -       .62

Net income                                   $    .70  $   1.15
                                             ========= =========



See accompanying notes.


                                CORDIS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   September 30, 1994 and June 30, 1994
                          (Dollars in thousands)

                                        September 30    June 30
ASSETS                                   (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents               $  51,054      $  48,531
Short-term investments, at lower of
  cost or market                            7,025          7,055
Accounts receivable, net                   84,691         82,502
Inventories:
  Finished goods                           29,326         25,770
  Work-in-process                          13,639         12,483
  Raw materials and supplies                9,884          9,913
                                           52,849         48,166
Deferred income taxes                      11,201         10,350
Other current assets                        5,593          5,942
     Total current assets                 212,413        202,546
Property, plant and equipment, net of
  accumulated depreciation of $68,229
  at September 30 and $64,509 at
  June 30                                  74,989         71,247
Deferred income taxes                       5,324          6,844
Other assets                                7,302          7,490
                                        $ 300,028      $ 288,127
                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                           $   8,428      $   9,057
Accounts payable                           10,651         10,916
Accrued expenses                           39,726         50,329
Income taxes payable                       10,084          5,245
Current portion of long-term debt             575            613
     Total current liabilities             69,464         76,160
Long-term liabilities:
Long-term debt                              1,842          1,894
Other long-term liabilities                10,215          7,234
     Total long-term liabilities           12,057          9,128
     Total liabilities                     81,521         85,288

Commitments and contingencies (Note 3)

Shareholders' equity:
Common stock, $1 par value; authorized
  50,000,000 shares; issued and outstand-
  ing 16,077,261 shares at September 30
  and 16,001,206 shares at June 30         16,077         16,001
Capital in excess of par value             64,425         62,016
Retained earnings                         127,291        115,658
Foreign currency translation adjustments   10,714          9,164
     Total shareholders' equity           218,507        202,839
                                        $ 300,028      $ 288,127
                                        ==========     ==========
See accompanying notes.


                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended September 30, 1994 and 1993
                                (Unaudited)
                          (Dollars in thousands)
                                                1994      1993
Cash flows from operating activities:
  Net income                                 $ 11,633  $ 18,838
  Noncash items included therein:
     Cumulative effect of accounting change         -   (10,115)
     Depreciation and amortization              3,050     2,376
     Deferred income tax provision              1,567     1,126
     Provisions for inventory obsolescence,
       doubtful accounts and other                257       903
     (Gain) loss on disposition of property,
       plant and equipment                        (23)       67
     Currency transaction losses                   94       757
  Changes in assets and liabilities:
     Increase in accounts receivable           (1,063)   (2,485)
     Increase in inventories                   (3,757)   (2,034)
     Decrease (increase)in other current
       assets                                     497      (634)
     Decrease in other assets                     151       294
     (Decrease)increase in accounts payable
       and accruals                           (10,041)    2,207
     Increase in current and deferred income
       taxes payable, net                       4,645     2,446
     Other, net                                 1,642       287

  Net cash provided by operating activities     8,652    14,033

Cash flows from investing activities:
  Additions to property, plant and equipment   (5,613)   (3,220)
  Proceeds from the sale of property, plant
    and equipment                                  25        31

  Net cash used in investing activities        (5,588)   (3,189)

Cash flows from financing activities:
  Debt retirement                              (1,000)   (4,235)
  Proceeds from the sale of common stock          275       241
  Repurchases of common stock                       -    (1,100)

  Net cash used in financing activities          (725)   (5,094)

Effect of exchange rate changes on cash           184        24

Increase in cash and cash equivalents           2,523     5,774

Cash and cash equivalents:
  Beginning of period                          48,531    42,042

  End of period                              $ 51,054  $ 47,816
                                             ========= =========

See accompanying notes.
                            CORDIS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. The cumulative effect on prior periods of this accounting change of $10.1 million, or $.62 per share, was reported as a one time benefit in the Consolidated Statement of Operations for the three months ended September 30, 1993.

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

     Included in the provision for income taxes in the Consolidated Statement of Operations for the three months ended September 30, 1993 is a one time benefit related to the Company increasing its net deferred tax asset by approximately $400,000, or $0.03 per share, as a result of legislation enacted in August 1993 increasing the U.S. corporate tax rate from 34% to 35%.

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

     In September 1994, the sublessee's parent entered into an agreement to sell the sublessee. The Company has been verbally notified that the sublessee will either exercise its cancellation option on December 31, 1996 or assign the sublease to a third party acceptable to the Company. If the sublessee exercises the cancellation option, it will be required to refund $3.8 million in leasehold improvement allowances. The Company believes that such repayment, combined with the current reserve for future carrying costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found.

     The assets and liabilities related to ATC have been classified in the balance sheets as net liabilities of discontinued operations, and are reflected below in thousands:

                                        September 30,   June 30,
                                             1994         1994

     Net property, plant and equipment  $  17,419      $  17,805
     Other assets                           1,294          1,307
     Liabilities                          (16,428)       (16,628)
     Reserve for future costs              (8,630)        (6,316)
                                           (6,345)        (3,832)
     Amount included in current
       liabilities                            815            842
     Net liabilities - non-current      $  (5,530)     $  (2,990)
                                        ============   ===========

     The reserve for future costs relates principally to the discounted shortfall in rental income from the sublease compared to the Company's underlying payments and other costs over the full term of the capitalized lease. In anticipation of the potential cancellation of the sublease mentioned above, the Company increased the reserve balance in the first quarter of fiscal 1995.

4) In April 1993, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. During the three months ended September 30, 1993, the Company entered into commitments to repurchase 37,000 shares of its common stock with a value of $1.1 million. This repurchase program was completed in June 1994. In August 1994, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. Repurchases will be made from time to time in the open market or private transactions, including block trades, with the number of shares actually to be purchased and the price the Company will pay dependent upon market conditions. Repurchased shares will be made available for use in employee benefit and incentive plans. No shares have been repurchased to date under the August 1994 program.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

During the quarter ended September 30, 1994, operations generated cash of approximately $8.7 million. The $5.4 million decrease from the first quarter of fiscal 1994 was principally due to reductions in accounts payable and accrued expenses balances, offset by higher income. Cash used in investing activities was $5.6 million, $2.4 million higher than last year due to an increase in capital expenditures. Cash used in financing activities was $0.7 million, a $4.4 million decrease from a year ago due to lower debt retirement and nonrecurring repurchases of common stock.

Working capital was $142.9 million at September 30, 1994, a $16.6 million increase from June 30, 1994. The increase was principally due to cash generated from operations, lower accounts payable and accrued expenses and higher inventory levels. Between June 30 and September 30, the current ratio increased to 3.1 from 2.7.

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement either at September 30, 1994 or June 30, 1994. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At September 30, 1994 such loans totaled $8.4 million compared to $9.1 million at June 30, 1994.

Management anticipates that cash generated from operations during the remainder of the fiscal year and cash on hand, combined, if necessary, with the utilization of credit lines in the U.S. and Europe, will be sufficient to meet the Company's current operating requirements, and to cover the shortfall in rental income from the sublease of ATC compared to the underlying lease payments over the lease term and the effects of the potential cancellation of the ATC sublease by the sublessee. On a long-term basis, management will continue to address the Company's liquidity requirements and implement any necessary financing strategies.

Net Sales

For the three months ended September 30, 1994, net sales were $98.1 million, $25.0 million (34%) ahead of the corresponding prior period due to increased sales volume. Had currency exchange rates remained constant throughout the periods, worldwide net sales would have increased by 30%. Foreign sales increased $19.1 million (47%) and accounted for 61% of total sales. At constant currency exchange rates, the increase in foreign sales would have been 41%.

Angiography sales for the quarter totaled $94.2 million, up $24.8 million (36%). Neuroscience product sales were $3.9 million, up $0.1 million (3%) from last year. At constant currency exchange rates angiography and neuroscience sales would have increased by 32% and 1%, respectively.



Operating Costs and Expenses

Cost of goods sold was 39% of net sales in both three month periods ended September 30, 1994 and 1993. The gross profit margin remained the same for the current quarter as the effect of higher sales of higher-margin angioplasty products was offset by higher royalty expenses on increased sales of PTCA balloon catheters.

Research and development expenses were $7.9 million for the three months, up $1.9 million (32%) from the first quarter a year ago. Most of the increase was attributable to higher spending on neuroendoscopy and laparoscopy products in the U.S. and diagnostic angiography products in Europe. Research and development expenses were 8% of net sales in both quarters.

Selling, general and administrative ("SG&A") expenses were $33.1 million, up $8.6 million (35%), from $24.4 million in the prior year. The increase in SG&A expenses was principally due to higher sales commissions and promotional expenses due to the increased sales levels compared to last year, higher salaries and employee benefits due to headcount increases in sales and marketing, and higher legal expenses and employee incentive expenses. Expressed as a percent of net sales, SG&A expenses were 34% and 33% respectively.

Interest Expense, Net and Other

Interest expense, net and other increased by $0.9 million due principally to a non-recurring reserve for a litigation settlement in the prior year quarter, higher interest income and lower currency transaction losses.

Income Taxes

The consolidated effective income tax rate for the three months ended September 30, 1994 was 41% compared to 38% in the year-earlier quarter. The increase in the effective income tax rate was primarily caused by a one-time benefit of approximately $400,000 for the three months ended September 30, 1993 related to the Company increasing its deferred tax asset as a result of legislation enacted in August 1993 increasing the U.S. corporate tax rate from 34% to 35%.

Net Income

Income before the cumulative effect of an accounting change was $11.6 million ($0.70 per share) for the three months ended
September 30, 1994 compared to $8.7 million ($0.53 per share) a year ago. Net income was $11.6 million ($0.70 per share) compared to $18.8 million ($1.15 per share).

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In the case by a former employee alleging entitlement to lump sum distributions under the Company's Retirement Plan, the Eleventh
Circuit Court of Appeals has affirmed the decision of the District Court granting the Company's Motion to Dismiss.

The Company has instituted several patent infringement actions against certain Schneider companies in Great Britain, Germany, Italy, France, and The Netherlands alleging that certain Schneider products infringe the Company's patents relating to its nylon balloon technology.

A Settlement Conference was held in the pacemaker product liability class action on September 29, 1994 in Dayton, Ohio. To facilitate settlement discussions, the judge ruled that the litigation would be stayed pending the conclusion of settlement negotiations.

Subsequent to the Company's claim upon Bard that a license of technology to Schneider required a reduction of royalties due from the Company to Bard pursuant to the "more reasonable terms" clause of the settlement agreement, Bard filed a Motion in the U.S. District Court in Boston, Massachusetts to have the matter reviewed and ruled upon by the Court which heard the initial case. The Company and Bard briefed the issues and the matter was set for hearing on October 3, 1994. Both sides argued the Motion and the Judge took the matter under advisement without indicating when a ruling would be forthcoming. The Company continues to accrue but withhold payment of the royalties until such time as a final determination of the rights of the Company and Bard are determined by the U.S. District Court.

Item 4.   Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of the Company was held on October 27, 1994. There were 12,885,564 shares of common stock represented at the meeting in person or by proxy. The following business was transacted:

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

The Board of Directors' selection of Deloitte & Touche to be the Company's independent auditors for the fiscal year ending June 30, 1995, was ratified by 12,826,055 votes. There were 51,141 votes against with 8,368 abstentions.

The motion to increase the number of shares reserved for grants under the Cordis Corporation Non-Qualified Stock Option Plan was approved by 8,273,603 votes. There were 3,678,576 votes against, with 933,385 abstentions.


The motion to limit the maximum number of additional options to acquire shares that may be granted in the future to an employee under the Cordis Corporation Non-Qualified Stock Option Plan was approved by 11,657,668 votes. There were 287,677 votes against, with 940,219 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibit 11  Computation of primary earnings per share.

b) No reports were filed on Form 8-K during the three months ended September 30, 1994.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CORDIS CORPORATION


                         By: Alfred J. Novak

                            Alfred J. Novak, Vice President
                            and Chief Financial Officer
                            (principal financial officer)

                       Date:     October 31, 1994