Form 10-Q
period 1994-12-31
CORDIS CORP
filed 1995-01-26
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

or

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

The registrant had outstanding 16,154,291 shares of common stock
(par value $1.00 per share) as of January 20, 1995.










                            CORDIS CORPORATION

                                 FORM 10-Q


                   THREE MONTHS ENDED DECEMBER 31, 1994



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

     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations ............................. 7-9



PART II.       OTHER INFORMATION:

     Item 1.   Legal Proceedings............................ 9

     Item 5.   Other Information............................ 9

     Item 6.   Exhibits and Reports on Form 8-K............. 10

Signature .................................................. 10




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          The interim financial information herein is unaudited. However, in the opinion of Management, such information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information shown. The financial statements and notes presented herein do not contain certain information included in the Company's annual financial statements and notes. Certain amounts in prior years have been reclassified to conform to the 1995 Consolidated Financial Statement presentation.

          Results for interim periods are not necessarily indicative of results expected for the full year.


                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months and Six Months Ended December 31, 1994 and 1993
                                (Unaudited)
              (Dollars in thousands except per share amounts)


                             Three Months         Six Months

                            1994      1993      1994      1993

Net sales                 $105,264  $ 79,453  $203,375  $152,600

Operating costs and
  expenses:
Cost of goods sold          40,958    31,560    79,004    59,932
Research and
  development                8,096     6,239    15,966    12,194
Selling, general and
  administrative            34,639    26,757    67,712    51,203
Total operating costs
  and expenses              83,693    64,556   162,682   123,329
Operating profit            21,571    14,897    40,693    29,271

Other deductions:
Other expenses, net
  of interest income           865        63       282       377
Income before income
  taxes and cumulative
  effect of accounting
  change                    20,706    14,834    40,411    28,894
Provision for income
  taxes                      7,724     5,700    15,796    11,037
Income before
  cumulative effect of
  accounting change         12,982     9,134    24,615    17,857
Cumulative effect of
  accounting change              -         -         -    10,115
Net income                $ 12,982  $  9,134  $ 24,615  $ 27,972

Earnings per share:
Income before
  cumulative effect of
  accounting change       $    .78  $    .55  $   1.48  $   1.09
Cumulative effect of
  accounting change              -         -         -       .61
Net income                $    .78  $    .55  $   1.48  $   1.70


See accompanying notes.






                            CORDIS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                    December 31, 1994 and June 30, 1994
                          (Dollars in thousands)

                                       December 31     June 30
                                       (Unaudited)    (Audited)
ASSETS
Current assets:
Cash and cash equivalents               $   63,276    $   48,531
Short-term investments, at cost                  -         7,055
Accounts receivable, net                    87,863        82,502
Inventories:
  Finished goods                            31,917        25,770
  Work-in-process                           12,797        12,483
  Raw materials and supplies                10,101         9,913
                                            54,815        48,166
Deferred income taxes                       12,086        10,350
Other current assets                         5,519         5,942
    Total current assets                   223,559       202,546
Property, plant and equipment, net
  of accumulated depreciation of
  $70,311 at December 31, and
  $64,509 at June 30                        76,342        71,247
Deferred income taxes                        3,726         6,844
Other assets                                 7,311         7,490
                                        $  310,938    $  288,127
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                           $    3,223    $    9,057
Accounts payable                            10,518        10,916
Accrued expenses                            44,925        47,692
Income taxes payable                         6,275         5,245
Current portion of long-term debt              500           613
    Total current liabilities               65,441        73,523
Long-term liabilities:
Long-term debt                               1,612         1,894
Other long-term liabilities                 12,390         9,871
    Total long-term liabilities             14,002        11,765
    Total liabilities                       79,443        85,288

Commitments and contingencies (Note 3)

Shareholders' equity:
Common stock, $1 par value; authorized
  50,000,000 shares; issued and
  outstanding 16,137,998 shares at
  December 31 and 16,001,206 shares at
  June 30                                   16,138        16,001
Capital in excess of par value              66,080        62,016
Retained earnings                          140,273       115,658
Foreign currency translation adjustments     9,004         9,164
    Total shareholders' equity             231,495       202,839
                                        $  310,938    $  288,127


See accompanying notes.





                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended December 31, 1994 and 1993
                                (Unaudited)
                          (Dollars in thousands)

                                                       1994            1993
Cash flows from operating activities:
  Net income                                        $ 24,615      $ 27,972
  Noncash items included therein:
    Cumulative effect of accounting change                 -       (10,115)
    Depreciation and amortization                      6,206         4,782
    Deferred income tax provision                      3,138         1,679
    Provisions for inventory obsolescence,
      doubtful accounts and other                      1,282           515
    (Gain)loss on disposition of property,
      plant and equipment                                (22)           91
    Currency transaction losses                          302           569
  Changes in assets and liabilities:
  Increase in accounts receivable                     (5,896)       (7,615)
  Increase in inventories                             (6,919)       (5,793)
  Decrease in other current assets                       484           201
  Increase in other assets                              (617)         (395)
  (Decrease) increase in accounts payable
    and accruals                                      (1,874)        5,483
  Increase in current and deferred
    income taxes payable, net                             72         2,359
  Other, net                                           2,573         1,196
    Net cash provided by operating activities         23,344        20,929

Cash flows from investing activities:
  Additions to property, plant and equipment         (10,486)       (8,176)
  Proceeds from the sale of short-term investments     7,018             -
  Proceeds from the sale of property, plant
    and equipment                                         44           214
    Net cash used in investing activities             (3,424)       (7,962)

Cash flows from financing activities:
  Bank loans                                               -           906
  Debt retirement                                     (6,262)       (5,668)
  Proceeds from the sale of common stock               1,012           609
  Repurchase of common stock                               -        (1,100)
    Net cash used in financing activities             (5,250)       (5,253)

Effect of exchange rate changes on cash                   75             8

Increase in cash and cash equivalents                 14,745         7,722

Cash and cash equivalents:
  Beginning of period                                 48,531        42,042
  End of period                                     $ 63,276      $ 49,764

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

     In 1994, the sublessee's parent sold the assets of the sublessee to an unrelated third party. The Company has been verbally notified that the third party and the sublessee are reviewing their options under the sublease, which includes the potential exercise of the cancellation option on December 31, 1996. If the cancellation option is exercised, the third party or the sublessee will be required to refund $3.8 million in leasehold improvement allowances. The Company believes that such repayment, combined with the current reserve for future carrying costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found.

     The assets and liabilities related to ATC have been classified in the balance sheets as net liabilities of discontinued operations included in accrued expenses and other long-term liabilities, and are reflected below in thousands:

                                         December 31,   June 30,
                                            1994          1994

     Net property, plant and equipment    $ 17,033    $ 17,805
     Other assets                            1,281       1,307
     Liabilities                           (16,223)    (16,628)
     Reserve for future costs               (8,202)     (6,316)
                                            (6,111)     (3,832)
     Amount included in current
       liabilities                             787         842

     Net liabilities - non-current        $ (5,324)   $ (2,990)

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

During the six months ended December 31, 1994, operations generated cash of approximately $23.3 million compared to $20.9 million in the same period last year. The $2.4 million increase was principally caused by higher income adjusted for non-cash items, offset partially by reductions in accounts payable and accrued expenses. Net cash used in investing activities decreased to $3.4 million from $8.0 million a year ago. The decrease was due to the proceeds from the sale of short-term investments, offset to a certain extent by an increase in capital expenditures. Cash used in financing activities was approximately constant at $5.3 million in both periods; higher debt retirement in fiscal 1995 was offset by non-recurring repurchases of common stock in fiscal 1994.

Working capital was $158.1 million at December 31, 1994, a $29.1 million increase from June 30, 1994. The increase was principally due to cash generated from operations and higher accounts receivable balances and higher inventory levels. Between December 31, 1994 and June 30, 1994 the current ratio increased to 3.4 from 2.8.

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement either at December 31, 1994 or June 30, 1994. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At December 31, 1994 such loans totaled $3.2 million compared to $9.1 million at June 30, 1994.

Management anticipates that cash generated from operations during the remainder of the fiscal year and cash on hand, combined, if necessary, with the utilization of credit lines in the U.S. and Europe, will be sufficient to meet the Company's current operating requirements, and to cover the shortfall in rental income from the sublease of ATC compared to the underlying lease payments over the lease term and the effects of the potential cancellation of the sublease by the sublessee. On a long-term basis, management will continue to address the Company's liquidity requirements and implement necessary financing strategies.

Net Sales

For the three and six months ended December 31, 1994, net sales were $105.3 million and $203.4 million, respectively, up $25.8 million (32%) and $50.8 million (33%) from the same periods last year. The increases in sales for both the three and six month periods were principally due to increased sales volumes of the Company's interventional angiographic products. Foreign sales, which also benefited from the increased interventional angiography sales volumes, increased by $21.0 million (47%) and $40.0 million (47%), respectively, and accounted for 62% of total sales in the current quarter compared to 56% a year ago. Had currency exchange rates remained constant throughout the periods, the increases in foreign sales would have been 37% and 39%, respectively. Sales of angiographic products were $101.2 million and $195.3 million, respectively, for the three and six months ended December 31, 1994, which represented increases over the prior year of $25.5 million (34%) and $50.4 million (35%), respectively. Sales of neuroscience products increased $0.3 million (7%) and $0.4 million (5%) in the respective periods.

Operating Costs and Expenses

Cost of goods sold expressed as a percent of sales was 39% in each of the three and six months ended December 31, 1994 respectively, compared to 40% and 39% in the corresponding periods of the prior fiscal year. The one percentage point decrease in expense in the three months ended December 31, 1994 was principally due to proportionately lower royalty and license fee expenses; in the second quarter of fiscal 1994 the Company expensed $1.6 million as a license fee related to a settlement agreement with C.R. Bard of which approximately $1.4 million related to the period from May 1991 to September 1993.

Research and development expenses for the three and six months ended December 31, 1994 were $8.1 million and $16.0 million, respectively, increases of $1.9 million (30%) and $3.8 million (31%) from the prior year. The increases in research and development expenses were principally due to higher spending on interventional angiography and other products in the U.S. and
diagnostic angiography products in Europe.   Expressed as a percent
of sales, research and development expenses were 8% in all periods presented.

Selling, general and administrative expenses for the three and six months ended December 31, 1994 were $34.6 million and $67.7 million respectively, up $7.9 million (29%) and $16.5 million (32%) from the corresponding periods of last year. The increases in selling, general and administrative expenses were principally due to higher legal expenses, increased sales commissions and promotional expenses due to higher sales, higher salaries and employee benefits attributable to headcount increases and adverse foreign currency exchange rate effects. If currency rates had remained constant throughout the periods, selling, general and administrative expenses would have increased 24% and 28%, respectively, over last year. Expressed as a percent of sales, selling, general and administrative expenses were 33% in each of the three and six month periods ended December 31, 1994 and 34% in each of the three and six month periods ended December 31, 1993.

Other Expenses, Net

Other expenses, net of interest income increased by $0.8 million and decreased by $0.1 million, respectively, in the three and six months ended December 31, 1994 compared to the prior fiscal year. The increase in the net expense for the three months ended December 31, 1994 was principally due to higher reserves for an uncollectible receivable and other items.



Income Taxes

The consolidated effective income tax rates for the three and six months ended December 31, 1994 were 37% and 39%, respectively, compared to 38% in each of the corresponding prior year periods. The one percentage point decrease in the effective rate for the current quarter was principally due to a lower effective rate in Europe, while the one percentage point rate increase for the six months was principally due to the beneficial effect of a one-time adjustment in fiscal 1994 related to an increase in the U.S. corporate tax rate.

Net Income

Income before the cumulative effect of an accounting change for the three and six months ended December 31, 1994 was $13.0 million ($0.78 per share) and $24.6 million ($1.48 per share), respectively, compared to $9.1 million ($0.55 per share) and $17.9 million ($1.09 per share) in the prior year periods. Net income for the three and six months ended December 31, 1994 was the same as stated previously, while net income for the three and six months ended December 31, 1993 was $9.1 million ($0.55 per share) and $28.0 million ($1.70 per share).

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has instituted several patent infringement actions against certain Schneider companies in Great Britain, Germany, Italy, France, and The Netherlands alleging that certain Schneider products infringe the Company's patents relating to its nylon balloon technology. The Company's patent was found valid in the Netherlands action.

In the Schneider (USA) Inc. litigation against the Company, court-ordered settlement discussions are in process.

A settlement conference was held in the pacemaker product liability class action on September 29, 1994 in Dayton, Ohio. To facilitate settlement discussions, the judge ruled that the litigation would be stayed through February 21, 1995 pending the conclusion of settlement negotiations. A second settlement conference has been scheduled for January 31, 1995.

Item 5.   Other Information

On December 30, 1994, after concluding an inspection of the Company's facilities in Miami, Florida from October 27, 1994 through December 14, 1994, the United States Food and Drug Administration ("FDA") issued a Warning Letter alleging that the Company violated certain Good Manufacturing Practices (GMP's). Approval for certain premarket approval filings (PMA's) covering PTCA Dilatation catheters will be withheld until the FDA determines that compliance with the GMP's is achieved and verified by inspection. Other Federal Agencies are routinely advised of Warning Letters which they may take into account in considering the award of contracts. The FDA has additionally indicated that other pending applications or export requests may not be approved until the agency is satisfied that the Company has corrected the alleged deficiencies. The Company is in the process of responding to the Warning Letter.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibit 11  Computation of primary earnings per share.

b) No reports were filed on Form 8-K during the three months ended December 31, 1994.















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

                         Date:       January 26, 1995