Form 10-Q
period 1995-03-31
CORDIS CORP
filed 1995-04-28
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

or

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

The registrant had outstanding 16,301,327 shares of common stock
(par value $1.00 per share) as of April 21, 1995.



                            CORDIS CORPORATION

                                 FORM 10-Q


                     THREE MONTHS ENDED MARCH 31, 1995



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

     Item 5.   Other Information............................ 10

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

                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        Three Months and Nine Months Ended March 31, 1995 and 1994
                                (Unaudited)
              (Dollars in thousands except per share amounts)


                             Three Months         Nine Months

                            1995      1994      1995      1994

Net sales                 $117,980  $ 88,942  $321,355  $241,542

Operating costs and
  expenses:
Cost of goods sold          48,079    34,517   127,083    94,449
Research and
  development                8,922     6,833    24,888    19,027
Selling, general and
  administrative            37,890    30,379   105,602    81,582
Total operating costs
  and expenses              94,891    71,729   257,573   195,058
Operating profit            23,089    17,213    63,782    46,484

Other deductions:
Other expenses, net
  of interest income           738       232     1,020       609
Income before income
  taxes and cumulative
  effect of accounting
  change                    22,351    16,981    62,762    45,875
Provision for income
  taxes                      8,570     6,441    24,366    17,478
Income before
  cumulative effect of
  accounting change         13,781    10,540    38,396    28,397
Cumulative effect of
  accounting change              -         -         -    10,115
Net income                $ 13,781  $ 10,540  $ 38,396  $ 38,512

Earnings per share:
Income before
  cumulative effect of
  accounting change       $    .82  $    .63  $   2.30  $   1.72
Cumulative effect of
  accounting change              -         -         -       .61
Net income                $    .82  $    .63  $   2.30  $   2.33


See accompanying notes.

                            CORDIS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and June 30, 1994
                          (Dollars in thousands)

                                        March 31       June 30
                                       (Unaudited)    (Audited)
ASSETS
Current assets:
Cash and cash equivalents               $   87,912    $   48,531
Short-term investments, at cost                  -         7,055
Accounts receivable, net                    97,896        82,502
Inventories:
  Finished goods                            33,933        25,770
  Work-in-process                           13,857        12,483
  Raw materials and supplies                10,912         9,913
                                            58,702        48,166
Deferred income taxes                       11,893        10,350
Other current assets                         7,877         5,942
    Total current assets                   264,280       202,546
Property, plant and equipment, net
  of accumulated depreciation
  of $76,918 at March 31, and
  $64,509 at June 30                        84,214        71,247
Deferred income taxes                        2,561         6,844
Other assets                                 7,610         7,490
                                        $  358,665    $  288,127
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                           $   10,107    $    9,057
Accounts payable                            15,792        10,916
Accrued expenses                            52,697        47,692
Income taxes payable                         6,397         5,245
Current portion of long-term debt              708           613
    Total current liabilities               85,701        73,523
Long-term liabilities:
Long-term debt                               1,572         1,894
Other long-term liabilities                 12,483         9,871
    Total long-term liabilities             14,055        11,765
    Total liabilities                       99,756        85,288

Commitments and contingencies (Note 3)

Shareholders' equity:
Common stock, $1 par value; authorized
  50,000,000 shares; issued and
  outstanding 16,298,170 shares at
  March 31 and 16,001,206 shares at
  June 30                                   16,298        16,001
Capital in excess of par value              69,560        62,016
Retained earnings                          154,054       115,658
Foreign currency translation adjustments    18,997         9,164
    Total shareholders' equity             258,909       202,839
                                        $  358,665    $  288,127


See accompanying notes.

                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended March 31, 1995 and 1994
                                (Unaudited)
                          (Dollars in thousands)

                                                       1995          1994
Cash flows from operating activities:
  Net income                                       $ 38,396      $ 38,512
  Noncash items included therein:
    Cumulative effect of accounting change                -       (10,115)
    Depreciation and amortization                     9,198         7,240
    Deferred income tax provision                     4,372         2,630
    Provisions for inventory obsolescence,
      doubtful accounts and other                     2,948         1,138
    Currency transaction losses                       1,203           906
  Changes in assets and liabilities:
  Increase in accounts receivable                   (13,091)      (15,295)
  Increase in inventories                            (8,587)       (9,221)
  Increase in other current assets                   (1,348)       (1,174)
  Increase in other assets                              (54)       (1,368)
  Increase in accounts payable and accruals           9,124         9,662
  Increase in current and deferred
    income taxes payable, net                           596         2,965
  Other, net                                          1,887         2,520
    Net cash provided by operating activities        44,644        28,400

Cash flows from investing activities:
  Additions to property, plant and equipment        (17,117)      (14,440)
  Purchases of short-term investments                     -        (8,969)
  Proceeds from the sale of short-term investments    7,018             -
  Proceeds from the sale of property, plant
    and equipment                                        44           244
    Net cash used in investing activities           (10,055)      (23,165)

Cash flows from financing activities:
  Bank loans                                            433         1,320
  Debt retirement                                      (645)       (4,628)
  Proceeds from the sale of common stock              3,717         1,957
  Repurchase of common stock                              -        (1,100)
    Net cash provided by (used in) financing
      activities                                      3,505        (2,451)

Effect of exchange rate changes on cash               1,287            22

Increase in cash and cash equivalents                39,381         2,806

Cash and cash equivalents:
  Beginning of period                                48,531        42,042
  End of period                                    $ 87,912      $ 44,848

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

     In 1994, the sublessee's parent sold the assets of the sublessee to an unrelated third party. The Company has been verbally notified that the sublessee intends to exercise its sublease cancellation option on December 31, 1996. The sublessee will accordingly be required to remit a cancellation payment. The Company believes that such cancellation payment, combined with the current reserve for future carrying costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found.

     The assets and liabilities related to ATC have been classified in the balance sheets as net liabilities of discontinued operations included in accrued expenses and other long-term liabilities, and are reflected below in thousands:

                                          March 31,    June 30,
                                            1995         1994

     Net property, plant and equipment    $ 16,647    $ 17,805
     Other assets                            1,267       1,307
     Liabilities                           (16,013)    (16,628)
     Reserve for future costs               (7,803)     (6,316)
                                            (5,902)     (3,832)
     Amount included in current
       liabilities                             757         842

     Net liabilities - non-current        $ (5,145)   $ (2,990)

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

During the nine months ended March 31, 1995, operations generated cash of approximately $44.6 million compared to $28.4 million in the same period last year. The $16.2 million increase was principally caused by higher income adjusted for cumulative effect of accounting change and other non-cash items, and improved cash collections and inventory turnover. Net cash used in investing activities decreased to $10.1 million from $23.2 million a year ago. The decrease was due to the proceeds from the sale of short-term investments in fiscal 1995 versus the purchase of such investments in fiscal 1994, offset to a certain extent by an increase in capital expenditures. Cash provided by financing activities increased by $6.0 million due principally to lower net retirement of debt and the repurchases of common stock in fiscal 1994.

Working capital was $178.6 million at March 31, 1995, a $49.6 million increase from June 30, 1994. The increase was principally due to cash generated from operations and higher accounts receivable balances and inventory levels. Between March 31, 1995 and June 30, 1994 the current ratio increased to 3.1 from 2.8.

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement either at March 31, 1995 or June 30, 1994. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At March 31, 1995 such loans totaled $10.1 million compared to $9.1 million at June 30, 1994.

Management anticipates that cash generated from operations during the remainder of the fiscal year and cash on hand, combined, if necessary, with the utilization of credit lines in the U.S. and Europe, will be sufficient to meet the Company's current operating requirements, and to cover the shortfall in rental income from the sublease of ATC compared to the underlying lease payments over the lease term and the effects of the cancellation of the sublease by the sublessee. On a long-term basis, management will continue to address the Company's liquidity requirements and implement necessary financing strategies.

Net Sales

For the three and nine months ended March 31, 1995, net sales were $118.0 million and $321.4 million, respectively, up $29.0 million (33%) and $79.8 million (33%) from the same periods last year. The increases in sales for both the three and nine month periods were principally due to increased sales volumes, particularly those of the Company's interventional angiographic products. Foreign sales, which also benefited from the increased interventional angiography sales volumes, increased by $23.5 million (46%) and $63.5 million (47%), respectively, and accounted for 63% of total sales in the current quarter compared to 58% a year ago. Had currency exchange rates remained constant throughout the periods, the increases in foreign sales would have been 32% and 36%, respectively. Sales of angiographic products were $112.9 million and $308.3 million, respectively, for the three and nine months ended March 31, 1995, which represented increases over the prior year of $28.4 million (34%) and $78.8 million (34%), respectively. Sales of neuroscience products increased $0.7 million (15%) and $1.1 million (9%) in the respective periods.

Operating Costs and Expenses

Cost of goods sold expressed as a percent of sales was 41% and 40%, respectively, for the three and nine months ended March 31, 1995, compared to 39% in each of the corresponding prior-year periods. The two percentage point decrease in the gross profit margin for the current quarter was principally attributable to the impact of a voluntary recall, announced in March 1995, of one of the Company's steerable guidewire product lines, margin loss resulting from decreases in average selling prices in the U.S. in the Company's significant product lines due to competitive pricing pressures, and unfavorable exchange rate effects upon gross profit margins in Europe. The Company expensed approximately $1.1 million in the third quarter of fiscal 1995 for the estimated effect of the recall. These items were also principally responsible for the one percentage point decrease in the gross profit margin for the nine month period.

Research and development expenses for the three and nine months ended March 31, 1995 were $8.9 million and $24.9 million, respectively, increases of $2.1 million (31%) and $5.9 million (31%) from the prior year. The increases in research and development expenses were principally due to higher spending on interventional angiography and other products in the U.S. and
diagnostic angiography products in Europe.   Expressed as a percent
of sales, research and development expenses were 8% in all periods presented.

Selling, general and administrative expenses for the three and nine months ended March 31, 1995 were $37.9 million and $105.6 million respectively, up $7.5 million (25%) and $24.0 million (29%) from the corresponding periods of last year. The increases in selling, general and administrative expenses were principally due to higher legal expenses, increased sales commissions and promotional expenses due to higher sales, higher salaries and employee benefits attributable to headcount increases and adverse foreign currency exchange rate effects. If currency rates had remained constant throughout the periods, selling, general and administrative expenses would have increased 18% and 24%, respectively, over last year. Expressed as a percent of sales, selling, general and administrative expenses were 32% and 33%, respectively, in the three and nine month periods ended March 31, 1995 and 34% in each of the three and nine month periods ended March 31, 1994.

Other Expenses, Net

Other expenses, net of interest income increased by $0.5 million and $0.4 million, respectively, in the three and nine months ended March 31, 1995 compared to the prior fiscal year. The increases were principally due to higher currency losses, higher reserves for an uncollected receivable and other items.

Income Taxes

The consolidated effective income tax rates for the three and nine months ended March 31, 1995 were 38% and 39%, respectively, compared to 38% in each of the corresponding prior year periods. The one percentage point rate increase for the nine months was principally due to the beneficial effect of a one-time adjustment in fiscal 1994 related to an increase in the U.S. corporate tax rate.

Net Income

Income before cumulative effect of an accounting change for the three and nine months ended March 31, 1995 was $13.8 million ($0.82 per share) and $38.4 million ($2.30 per share), respectively, compared to $10.5 million ($0.63 per share) and $28.4 million ($1.72 per share) in the prior year periods. Net income for the three and nine months ended March 31, 1995 was the same as stated previously, while net income for the three and nine months ended March 31, 1994 was $10.5 million ($0.63 per share) and $38.5 million ($2.33 per share).

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In the pacemaker product liability class action, the stay of the proceedings was extended to allow for the continuation of settlement discussions. The judge has scheduled a telephone status conference for May 10, 1995.

The United States Court of Appeals for the Eleventh Circuit has affirmed the Trial Court's decision granting summary judgment in favor of the Company in connection with severance and pay in lieu of notice claims made by former Company employees who were transferred to the company acquiring the pacemaker business in 1987.

The Company has recently been named as a co-defendant in two class actions asserting product liability claims arising out of certain pacing leads manufactured and sold by TPLC, Inc. ("TPLC"), an affiliate of TNC Medical Devices Pte. Ltd. ("TNC"), the company that acquired the assets of the pacemaker and leads business in 1987. Over twenty (20) class action suits involving the same leads have been filed against TPLC. Facts presently available indicate that such leads were first marketed and sold by TPLC or its affiliate in 1988, after an affiliate of TPLC obtained 510(k) concurrence from the Food and Drug Administration ("FDA") for the leads. The Company further believes that because it never manufactured or sold the leads in question, it is not a proper defendant to these actions and will seek dismissal in all cases in which the Company is named. Moreover, the Company believes it is entitled to indemnification from TNC pursuant to the Acquisition Agreement by and between TNC and the Company involving the sale of the pacemaker and leads businesses ("Acquisition Agreement"). TNC has notified the Company that the Company may have liability regarding the leads claims, pursuant to the Acquisition Agreement, however, based upon the information available indicating that the Company did not manufacture or sell the leads in question, the Company does not believe it has any liability to TNC or to lead recipients for any of the claims asserted.

In the Schneider (USA) Inc. litigation against the Company, a trial date is expected to be scheduled in June or July 1995. In the Dutch action instituted by Schneider against the Company, the trial date has been scheduled for June 28, 1995. In the Company's summary proceedings against Schneider in the Netherlands involving the Company's patents relating to the Company's nylon balloon technology, the court denied the Company's request for an injunction. The Company intends to appeal that decision.
Decisions regarding injunctions in the various European actions instituted by the Company against Schneider regarding the nylon balloon technology are anticipated over the next year.

Item 5.   Other Information

The Company was notified on March 21, 1995 that the United States
Food and Drug Administration ("FDA") is satisfied with the response to a Warning Letter issued on December 30, 1994, and that the Company has been removed from the FDA's reference list.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibit 11  Computation of primary earnings per share.

b) No reports were filed on Form 8-K during the three months ended March 31, 1995.



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

                         CORDIS CORPORATION


                         By:         ALFRED J. NOVAK

                            Alfred J. Novak, Vice President
                            and Chief Financial Officer
                            (principal financial officer)

                         Date:       April  28, 1995