Form 10-K
period 1995-06-30
CORDIS CORP
filed 1995-08-28
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

 ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

          For the fiscal year ended June 30, 1995

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

The aggregate market value of voting stock held by non-affiliates of Cordis Corporation was approximately $982.6 million at August 15, 1995.

At August 15, 1995, 16,393,672 shares of common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held October 10, 1995, are incorporated by reference into Part III.

There are 123 pages included in this Form 10-K report. The exhibit index is at page 36.

                                  Part I

Item 1.  Business

General Development of Business and Industry Segments

The Company was incorporated in the State of Florida in 1959. The Company presently maintains its principal headquarters at 14201 N.W. 60th Avenue, Miami Lakes, Florida 33014. The telephone number is (305) 824-2000.

In April 1994, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Webster Laboratories, Inc. ("Webster"), a company which develops and manufactures electrophysiology catheters for the diagnosis and treatment of cardiac arrhythmias. The transaction was accounted for as a pooling of interests.

The Company operates in a single industry segment consisting of the design, manufacture and sale of medical devices, primarily angiographic catheters, neuroscience devices and other related medical devices (See Note 9 of Notes to Consolidated Financial Statements).

Description of Business

The Company's net sales, with approximate breakdowns by major product class during the past three fiscal years, were as follows (in thousands):

                                        Years ended June 30,
                                1995            1994           1993

Angiographic products        $425,703          $320,579     $250,322
Neuroscience products          17,467            15,963       17,124

       Total                 $443,170          $336,542     $267,446

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

Patents, Trademarks and Licenses

The Company currently owns over 350 patents, has several patents pending on certain of its products and files applications to obtain patents on new inventions when practical. Additionally, the Company has and endeavors to obtain licenses from third parties for technology it deems necessary or beneficial to the conduct of its business. The industry in which the Company competes has been characterized by rapid technological advances. Except as noted in Note 8 of Notes to Consolidated Financial Statements, the Company does not believe its business is materially dependent on any individual patent.

Competition

Success in the medical device field is dependent upon product quality, reliability, design features, service, price, and the relationship between the Company and the physicians and group purchasing organizations utilizing the products. The Company believes that its product lines are competitive with other product lines in the market.

The Company's products compete with those of a number of other domestic and foreign manufacturers. In the sale of angiographic products the Company competes with several manufacturers, including divisions of C.R. Bard, Inc., Boston Scientific, Guidant Corporation and Pfizer, Inc., some of whom compete in the sale of diagnostic products, others in the sale of interventional products, and some in both. Based upon current information the Company believes that it is a leading provider of diagnostic angiographic products and a less substantial provider in the sale of interventional angiographic products.

With the rapid progress of medical technology the Company's products are always subject to the risk of obsolescence through the introduction of new products or techniques.

International Operations

In addition to the U.S. manufacturing operations, the Company manufactures products at its facilities in Roden, The Netherlands, and Biot, France. The Company's European headquarters is presently located in Waterloo, Belgium. The Company maintains sales and marketing offices in many European and other countries.

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




Research and Development

The Company is continually engaged in product development and improvement programs. A major portion of development resources are devoted to interventional angiographic devices and to a lesser extent to diagnostic devices. Additionally, the Company invests a portion of development funds on advanced technologies for the treatment of vascular diseases. During the fiscal years ended June 30, 1995, 1994 and 1993, the Company spent approximately $35.3 million, $26.0 million and $20.1 million, respectively, on research and development activities. The Company has not engaged in material customer or government sponsored research.

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

Medical device laws, ranging from device approval requirements to requests for product data and price controls, are in effect in many countries in which the Company does business outside the United States. In addition, government reimbursement policies for health care costs are becoming increasingly significant factors for medical device companies. Currently, U.S. Congress is considering various health care reforms that are designed to reduce the cost of existing government and private insurance programs. It is uncertain at this time what impact, if any, the health care reform efforts will have on the Company. Any changes that limit or reduce reimbursement for the Company's products could have a material adverse effect on the financial condition of the Company.

The Company is also subject to federal, state and local laws which regulate the discharge of materials into the environment and which seek to protect the environment. Compliance with such laws has not resulted in material expenditures nor are such expenditures anticipated to have a material adverse effect on the Company's business.

Employees

As of June 30, 1995, the Company and its subsidiaries had approximately 3,620 full time and part time employees.

Financial Information Relating to Foreign and Domestic Operations and Export
Sales

For a summary of foreign and domestic operations and segment reporting, see Note 9 of Notes to Consolidated Financial Statements.

Item 2.  Properties

The Company's principal facilities, located in Miami Lakes, Florida; Roden, The Netherlands; Biot, France and Baldwin Park, California, consist of manufacturing plants and research and administrative offices. The Company owns most of its principal facilities and its production machinery and equipment. The Company continually evaluates the need for expansion of facilities based on its expected growth. The Company will relocate its Corporate Headquarters to a separate location in the Miami, Florida area in 1995. Management believes the Company's manufacturing facilities are presently adequate for current levels of operation.

In September 1991 the Company subleased its former Administrative and Technical Center ("ATC") to a third party for a term equal to the remaining term of its capitalized lease. In December 1994, the sublessee's parent sold the assets of the sublessee to an unrelated third party. In June 1995, the sublessee exercised its option to cancel the sublease effective November 1995 (see Note 8 of Notes to Consolidated Financial Statements).

Item 3.  Legal Proceedings

For a summary of legal proceedings, see Note 8 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS

The executive officers of the Company as of August 15, 1995 are as follows:


        Name             Age             Position

Robert C. Strauss        54   President and Chief Executive Officer

Diane M. Barrett         34   Treasurer

Tony R. Brown            56   Vice President, and President and Chief
                              Executive Officer, Cordis Webster, Inc.

Jeffrey G. Gold          47   Vice President, and President, Cordis
                              Endovascular Systems, Inc.

Daniel G. Hall           48   Vice President, Legal Affairs, Secretary
                              and General Counsel

Joseph C. Hamberger      44   Vice President, Chief Information Officer

Rudy J. Kranys           58   Senior Vice President, Worldwide Research
                              and Product Development

Charles R. McDowell      58   Vice President, Corporate Relations and
                              Assistant Secretary

Philip J. Monks          47   Vice President, Worldwide Marketing and
                              Sales

Alfred J. Novak          47   Vice President and Chief Financial Officer

Barbara G. Ramseyer      47   Vice President, Regulatory Affairs and
                              Quality Assurance

Egbert Ratering          47   Vice President, Worldwide Manufacturing

Fernando V. Sanchez      42   Vice President and Controller

George von Klan          66   Vice President, Latin American Operations

Wilton W. Webster        67   Vice President and Senior Scientific
                              Advisor, and Founder and Senior Scientific
                              Advisor, Cordis Webster, Inc.

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

Joseph C. Hamberger joined the Company in June 1995 as Vice President, Chief Information Officer. Prior to joining the Company, he was Director and Chief Information Officer for the Ryder Dedicated Logistics division of Ryder Systems, Inc. from January 1994 to June 1995. Prior to 1994, he served as Principal of CTSG, a consulting company. From May 1985 through 1990 he was Vice President, Chief Information Officer of Hallmark Electronics. Prior to this he was with General Electric Company for eighteen years.

Daniel G. Hall joined the Company as General Counsel in December 1981. He was elected to the additional position of Assistant Secretary in February 1982 and Secretary in July 1982. In April 1987, he was elected Vice President, Legal Affairs, Secretary and General Counsel.

Rudy J. Kranys joined the Company in October 1984 as Vice President and President of the Angiographic Products Division. In April 1987, he was elected Senior Vice President, North American Operations, and in August 1994, he was elected Senior Vice President, Operations, Americas Division. In June 1995, his title was changed to Senior Vice President, Worldwide Research and Product Development.

Charles R. McDowell joined the Company in January 1976 as Assistant to the Executive Vice President. He was named Assistant to the President in February 1977 and was elected to the position of Assistant Secretary in July 1982. In February 1985, he was elected to the additional position of Vice President, Corporate Relations.

Philip J. Monks joined the Company in August 1978 as a sales representative in the United Kingdom. From 1980 through March 1985, he served as Division manager for the United Kingdom and as Sales Manager for Scandinavia. He became Director, European Sales in April 1985, and was promoted to Division Vice President, Sales and Marketing, Europe in 1987. In June 1990 he was elected Vice President, European Marketing and Sales, and in August 1994, he was elected Vice President, Marketing and Sales, European Division. In June 1995 his title was changed to Vice President, Worldwide Marketing and Sales.

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

Barbara G. Ramseyer was elected Vice President, Regulatory Affairs and Quality Assurance in August 1991. Prior to joining the Company she was Director-Corporate Regulatory Affairs for the Hospital Products Group of Pfizer, Inc. since 1984.

Egbert Ratering joined the Company's subsidiary in Roden, The Netherlands, in March 1974 as Finance and Accounting Manager. He became European Controller in 1978, and was promoted to Director of Finance, Europe in July 1984. In March 1987 he was promoted to Division Vice President, Finance, Europe and was elected Vice President, European Operations in June 1990. In August 1994, he was elected Vice President, Operations, European Division. In June 1995, his title was changed to Vice President, Worldwide Manufacturing.

Fernando V. Sanchez joined the Company in January 1991 as Vice President and Controller. Prior to joining the Company he was Vice President, Finance for Racal-Milgo, Inc., from June 1988. For three years prior, he served as Controller for Racal-Milgo, Inc.

George von Klan joined the Company in April 1984 as Director of Sales, Europe and the Middle East. In February 1985, he was elected Vice President, European Marketing. In April 1987, he was elected Vice President, International Marketing and Sales. In August 1995, his title was changed to Vice President, Latin American Operations.

Wilton W. Webster, Jr., founder of Webster, was elected Vice President and Senior Scientific Advisor of the Company in April 1994, upon the merger of Webster with a Company subsidiary. In October 1994 he was elected as a Director of the Company. He served as President, Chief Executive Officer and Chief Engineer of Webster from its inception to April 1993. From April 1993 he served as Vice President and Chief Engineer, Vice President, Research and Development and Chief Engineer from April 1994 through December 1994, and Founder and Senior Scientific Advisor to the present date.

The executive officers hold office for one year or until their successors are elected by the Board of Directors.

                                  Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol CORD. The following table sets forth the high and low sale prices of the Company's common stock for the period from July 1, 1993 through June 30, 1995 reported in the NASDAQ National Market System. Sale prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

     Fiscal Year                             High Sale     Low Sale

        1994
                    First Quarter.....        $35-1/2      $27-3/4
                    Second Quarter....         50-1/2       31-1/2
                    Third Quarter.....         54-1/2       41-1/4
                    Fourth Quarter....         54-1/4       38
        1995
                    First Quarter.....        $57-1/4      $36
                    Second Quarter....         61-3/4       51-1/4
                    Third Quarter.....         73-3/4       57-1/2
                    Fourth Quarter....         80           60-1/2

As of August 15, 1995, the number of shareholders of record of the common stock was 987. The Company has not paid cash dividends to date and has no present intention to do so (see Note 3 of Notes to Consolidated Financial Statements).


Item 6.  Selected Financial Data

Five-Year Summary of Operations and Financial Information
(Dollars in thousands except per share amounts)


                               1995      1994     1993       1992      1991

Net sales                     $443,170  $336,542 $267,446 $230,477  $202,560

Income from continuing
 operations before cumulative
 effect of accounting change  $ 50,208  $ 37,491 $ 31,466 $ 25,731  $ 20,085

Earnings per share:
Income from continuing
 operations before cumulative
 effect of accounting change  $   3.00  $   2.27 $   1.94 $   1.65  $   1.32


Total assets                  $394,962  $288,127 $210,519 $171,986  $143,635


Long-term liabilities         $ 19,109  $  9,128 $  7,993 $  9,677  $ 29,948

Cash dividends declared per
 common share                 $      -  $      - $      - $      -  $      -






Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents increased $52.0 million (107%) to $100.6 million at June 30, 1995 compared to June 30, 1994. Working capital increased by $67.2 million (53%) in the same period, and the current ratio increased to 3.1 from
2.7. The long-term debt to equity ratio remained constant at approximately zero. During 1995, cash generated from operations was $65.6 million compared to $41.7 million in 1994. The $23.9 million increase was principally due to increased income before cumulative effect of accounting change and proportionately lower cash invested in accounts receivable and inventory levels.

Cash used in investing activities decreased $10.1 million from $30.8 million in 1994 to $20.7 million in 1995. The principal components of the decrease were the proceeds from the sale of short-term investments in 1995 versus the purchase of such investments in 1994, offset partly by a $4.9 million increase in capital expenditures. Most of the increase in capital additions was attributable to the expansion of manufacturing operations.

Cash of $4.8 million was provided by financing activities in 1995 compared to cash used of $4.4 million in 1994. The principal causes of the $9.2 million increase were repurchases of common stock of $7.6 million in 1994 which did not recur in 1995 and higher proceeds from the issuance of common stock.

Total assets increased $108.9 million (38%) to $395.0 million at June 30, 1995 from $286.1 million at June 30, 1994. The increase occurred principally in the following areas:

- Cash and cash equivalents increased $52.0 million for the reasons outlined above.

- Accounts receivable increased $21.3 million (26%), due principally to the sales increase in the fourth quarter of 1995, where sales grew $26.8 million (28%) over the fourth quarter of 1994.

- Inventories increased by $10.4 million (22%) to meet the increased demand for the Company's products, evidenced by the growth rate in fourth quarter sales indicated above.

- Net property, plant and equipment increased $17.2 million due to higher spending worldwide on projects associated with the interventional and diagnostic cardiology markets.

Current liabilities increased $19.8 million (27%) due to higher royalties and accounts payable balances.

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement at either June 30, 1995 or 1994. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At June 30, 1995 and 1994, such loans totaled $9.8 million and $9.1 million.

In September 1991 the Company subleased ATC which is held under a capitalized lease until December 31, 2005 (see Note 8 of Notes to Consolidated Financial Statements). In December 1994, the sublessee's parent sold the assets of the sublessee to an unrelated third party. In June 1995, the sublessee exercised its option to cancel the sublease effective November 1995 and will pay a termination penalty of $5.45 million upon vacating the building. The Company believes that the proceeds from the termination penalty, combined with the current reserve for future costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found. Accordingly, the Company does not believe that the cancellation of the sublease will have a material effect on the future liquidity or financial condition of the Company.

Management anticipates that cash generated from operations and utilization of its credit lines, if necessary, will be sufficient to meet the Company's current operating requirements and the lease payments and other obligations of ATC over the lease term. On a long-term basis, management will continue to address the Company's liquidity requirements and implement necessary financing strategies.

Results of Operations:

Sales

Net sales in fiscal 1995 were $443.2 million, an increase of $106.6 million (32%) from fiscal 1994. Sales in fiscal 1994 were $336.5 million, $69.1 million (26%) higher than fiscal 1993. Had currency exchange rates remained constant throughout the periods, the increases in sales in 1995 over 1994 and in 1994 over 1993 would have been 25% and 32%, respectively.

1995 compared to 1994:

Worldwide sales of angiographic products were $425.7 million in 1995, an increase of $105.1 million (33%) from 1994's sales of $320.6 million. Had currency exchange rates remained constant, the increase would have been 26%.

U.S. angiographic products sales were $162.1 million in 1995, up $21.9 million (16%) from 1994. The increase was principally due to higher sales volumes of interventional cardiology products (PTCA balloon catheters and PTCA guiding catheters), offset significantly by the effects of lower average selling prices for such products due to competitive pricing pressures in the U.S. angioplasty market.

Foreign angiographic products sales were $263.6 million in 1995, which represented an increase of $83.2 million (46%) from 1994 (34% at constant currency exchange rates), and accounted for 62% of worldwide angiography sales compared to 56% last year. As was the case in the U.S., foreign sales benefited from increased sales volumes of interventional cardiology products, but also experienced erosion of average selling prices which partially offset the volume increase, although to a lesser extent than the U.S.

The trend of increasing unit sales volumes and declining average selling prices has continued to have a net positive effect on U.S. and foreign interventional cardiology sales revenues in the first quarter of fiscal 1996.

Sales of neuroscience products were $17.5 million in 1995, an increase of $1.5 million (9%) from 1994. The increase was principally due to sales volume increases and favorable currency exchange rate translation effects in Europe. Had currency exchange rates remained constant throughout the periods, the increase in worldwide sales of neuroscience products would have been 5%.

1994 compared to 1993:

In 1994, worldwide sales of angiographic products were $320.6 million, which represented an increase of $70.3 million (28%, 34% at constant currency exchange rates) from 1993.

Sales of angiographic products in the U.S. were $140.2 million in 1994, an increase of $27.1 million (24%) over 1993. The increase was due to increased sales volumes of interventional angiography products, partially offset by an adverse price variance due to lower average selling prices of such products.

Foreign angiographic products sales of $180.4 million in 1994 increased by $43.2 million (31%, 43% at constant currency exchange rates) from 1993. The increase was principally due to increased sales volumes of interventional cardiology and diagnostic cardiology products, and, to a lesser extent, increased average selling prices.

Sales of neuroscience products in 1994 were $1.2 million (7%) lower than 1993, due principally to adverse currency exchange rate translation effects in Europe. At constant currency exchange rates, the year-to-year decrease would have been 1%.

Operating Costs and Expenses

Cost of goods sold, expressed as a percentage of net sales, was 40% in each of the years ended June 30, 1995 and 1994, and was 39% for the year ended June 30, 1993. Comparing 1995 to 1994, product costs as a percentage of net sales were slightly higher in 1995, due to the adverse effect of the erosion of average selling prices on interventional cardiology products mentioned previously in the discussion of 1995's sales, but this effect was offset by other items such as a more favorable sales mix and proportionately lower expenses in other cost of goods sold categories. Comparing 1994 to 1993, 1994's cost of goods sold expressed as a percentage of net sales was one percentage point higher than 1993. Although favorable sales mix resulted in lower product costs in 1994, this effect was more than offset by higher royalty expenses. Under the terms of a settlement agreement with C.R. Bard, in December 1993, the Company elected to pay a license fee for the license of PTCA balloon catheter technology.
Utilizing a five year amortization period from the agreement date of May 1991, the Company expensed $1.9 million of the $3.0 million license fee in 1994, of which $1.3 million related to the period from May 1991 to June 1993. Royalty expenses, which included the $1.9 million license fee, were 2% of sales in 1994 compared to 1% in 1993.

Research and development ("R&D") expenses were $35.3 million in 1995, which represented an increase of $9.3 million (36%) over 1994. The increase was principally due to higher spending on products for the interventional and diagnostic cardiology and neuroradiology markets. Comparing 1994 to 1993, R&D expense of $26.0 million in 1994 was $5.8 million (29%) higher than 1993, due to higher spending on products for the interventional cardiology, electrophysiology and neuroradiology markets. Had currency exchange rates remained constant throughout the periods, R&D expenses would have increased by 30% in 1995 compared to 1994 and by 33% in 1994 compared to 1993. Expressed as a percentage of net sales, R&D expenses were 8% in each of the three years ended June 30, 1995.

Selling, general and administrative ("SG&A") expenses were $145.4 million in 1995, an increase of $29.6 million (26%) from 1994. The increase was principally caused by higher sales and marketing salaries, travel and promotional expenses attributable to the 32% increase in sales, and higher legal costs and employee benefits. SG&A expenses of $115.8 million in 1994 were $21.7 million (23%) higher than 1993; the increase was largely due to the same factors that affected 1995. At constant currency exchange rates, the respective increases in SG&A expenses for 1995 and 1994 would have been 20% and 29%. Expressed as a percent of net sales, SG&A expenses were 33%, 34% and 35%, respectively, for the years ended June 30, 1995, 1994 and 1993.

Other Expenses (Income)

Net interest and other expense, including litigation settlements of $5.2 million in both years related to the Company's former pacing operations, was $5.6 million in 1995 compared to $2.4 million in 1994, an increase of $3.2 million (136%). The increase was principally due to higher costs associated with one of the lawsuits and other expenses. Comparing 1994 with 1993, net interest and other expense was $3.0 million lower; the decrease was attributable to higher interest income and lower losses from reserves for an uncollectible investment and other items which did not recur.



Income Taxes

Expressed as a percent of pretax income, the income tax provisions for 1995, 1994 and 1993 were 37%, 36% and 26%, respectively. The one percentage point increase in 1995's effective income tax rate compared to 1994 was caused primarily by an increase in the U.S. effective rate due to a decrease in tax credits available. The ten percentage point increase in 1994's rate compared to 1993 was principally due to an increase in the U.S. effective rate resulting from the adoption of a new accounting standard for income taxes at the beginning of fiscal 1994.

Cumulative Effect of Accounting Change

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect on prior periods of this accounting change of $10.1 million or $0.61 per share is reported as a one-time benefit in the Consolidated Statement of Operations for 1994.

Net Income

Income before the cumulative effect of an accounting change was $50.2 million in 1995, an increase of $12.7 million (34%) over 1994. Net income was $50.2 million in 1995, $2.6 million (5%) higher than 1994. In 1994 income before the cumulative effect of an accounting change was $37.5 million, $6.0 million (19%) higher than 1993. Net income in 1994 was $47.6 million, $16.1 million (51%) higher than 1993.

Earnings per share before the cumulative effect of an accounting change was $3.00 in 1995, $0.73 per share (32%) higher than 1994. Net income per share in 1995 was $3.00, $0.12 per share (4%) higher than 1994. Earnings per share before the cumulative effect of an accounting change was $2.27 in 1994, $0.33 per share (17%) higher than 1993. Net income per share in 1994 was $2.88, $0.94 per share (48%) higher than 1993.

Item 8.  Financial Statements and Supplementary Data

See index to financial statements and financial statement schedules on page 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                   Part III

The information required by Item 10 - Directors and Executive Officers of the Registrant (other than information as to executive officers set forth in Part I on pages 5, 6 and 7), Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions is incorporated in this Report by reference from the definitive proxy statement to be filed at least 20 business days prior to the Company's 1995 Annual Meeting of Stockholders to be held on October 10, 1995.

                                    Part IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Financial statements and financial statement schedule

         The financial statements and schedule listed in the following index are filed as part of this annual report:

                           (ITEM 14(a)(i) and (ii))

                                                                      Page

         Independent Auditors' Report.............................      14

         Management's Responsibility for Financial Reporting......      15

         Consolidated Statements of Operations for the three
         years ended June 30, 1995................................      16

         Consolidated Balance Sheets at June 30, 1995 and 1994....    17-18

         Consolidated Statements of Shareholders' Equity for the
         three years ended June 30, 1995..........................      19

         Consolidated Statements of Cash Flows for the three years
         ended June 30, 1995......................................      20

         Notes to Consolidated Financial Statements...............    21-34

    2.   Schedule for the three years ended June 30, 1995:

         II-Valuation and Qualifying Accounts.....................      35

         Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)      Report on Form 8-K

         No report on Form 8-K was filed during the three months ended June 30, 1995.




Independent Auditors' Report


The Board of Directors and Shareholders
Cordis Corporation


We have audited the accompanying consolidated balance sheets of Cordis Corporation and its subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cordis Corporation and its subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Miami, Florida
August 11, 1995 (except for Note 8,as
to which the date is August 24, 1995)


Management's Responsibility for Financial Reporting


Management is responsible for the preparation as well as the integrity and objectivity of the Company's financial statements. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts which represent the best estimates and judgments of management.

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


ROBERT C. STRAUSS



Robert C. Strauss
President and Chief
Executive Officer


ALFRED J. NOVAK


Alfred J. Novak
Vice President and
Chief Financial Officer


Cordis Corporation
Consolidated Statements of Operations
Three Years ended June 30, 1995
(Dollars in thousands except per share amounts)


                                      1995       1994       1993


Net sales                          $443,170   $336,542   $267,446

Operating costs and expenses:
Cost of goods sold                  176,936    133,992    105,097
Research and development             35,283     25,959     20,139
Selling, general and administrative 145,417    115,837     94,092

Total operating costs and expenses  357,636    275,788    219,328

Operating profit                     85,534     60,754     48,118

Other expenses (income):
Interest expense                      1,361      1,737      1,639
Interest income                      (3,585)    (2,102)    (1,185)
Settlement of litigation              5,200      5,180          -
Other, net                            2,631     (2,441)     4,955

Total other expenses                  5,607      2,374      5,409


Income before income taxes and
 cumulative effect of accounting
 change                              79,927     58,380     42,709

Provision for income taxes           29,719     20,889     11,243

Income before cumulative effect of
 accounting change                   50,208     37,491     31,466

Cumulative effect of accounting change    -     10,115          -


Net income                         $ 50,208   $ 47,606   $ 31,466


Earnings per share:
Income before cumulative effect of
 accounting change                 $   3.00   $   2.27   $   1.94

Cumulative effect of accounting change    -        .61          -

Net income                         $   3.00   $   2.88   $   1.94


See accompanying notes.


Cordis Corporation
Consolidated Balance Sheets
At June 30, 1995 and 1994
(Dollars in thousands)


                                                  1995      1994

Assets

Current assets:
Cash and cash equivalents                       $100,558  $ 48,531
Short-term investments, at cost                        -     7,055
Accounts receivable (less allowance for doubtful
 accounts of $2,975 in 1995 and $2,207 in 1994)  103,835    82,502

Inventories:
Finished goods                                    36,306    25,770
Work-in-process                                   12,188    12,483
Raw materials and supplies                        10,089     9,913

                                                  58,583    48,166

Deferred income taxes                              7,133     8,350
Other current assets                              17,480     5,942

     Total current assets                        287,589   200,546


Property, plant and equipment, at cost:
Land                                               5,348     5,045
Buildings and improvements                        68,946    54,836
Leasehold improvements                             4,019     3,532
Machinery and equipment                           76,744    61,702
Construction in progress                          14,512    10,641

                                                 169,569   135,756
Less accumulated depreciation and amortization    81,076    64,509

                                                  88,493    71,247

Deferred income taxes                              9,628     6,844
Other assets                                       9,252     7,490

                                                $394,962  $286,127


See accompanying notes.

Cordis Corporation
Consolidated Balance Sheets
At June 30, 1995 and 1994
(Dollars in thousands)


                                                 1995       1994

Liabilities and Shareholders' Equity

Current liabilities:
Notes payable                                 $  9,828   $  9,057
Accounts payable                                14,854     10,916
Accrued salaries and employee benefits          25,950     25,373
Accrued taxes                                    6,681      7,926
Accrued litigation settlement                    5,200      5,180
Accrued royalties                               11,186      1,855
Other accrued expenses                          12,707      9,995
Income taxes                                     6,933      3,245
Current portion of long-term debt                  669        613

     Total current liabilities                  94,008     74,160


Long-term liabilities:
Long-term debt                                   1,484      1,894
Other                                           17,625      7,234

     Total long-term liabilities                19,109      9,128

     Total liabilities                         113,117     83,288


Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock, $1 par value; authorized 2,500,000
 shares; none issued                                 -          -
Common stock, $1 par value; authorized 50,000,000
 shares, issued and outstanding 16,361,568 shares
 in 1995 and 16,001,206 shares in 1994          16,362     16,001
Capital in excess of par value                  74,503     62,016
Retained earnings                              165,866    115,658
Unrealized gain on investment, net of
  deferred income taxes of $1,755                2,745          -
Foreign currency translation adjustments        22,369      9,164

     Total shareholders' equity                281,845    202,839

                                              $394,962   $286,127


See accompanying notes.


Cordis Corporation
Consolidated Statements of Shareholders' Equity
Three years ended June 30, 1995
(Dollars and shares in thousands)

                                         1995      1994      1993

Common stock:
Shares
Balance at beginning of year            16,001    15,920   15,149
Stock issued under employee retirement
 and stock option plans                    340       244      616
Issuance of stock                            -         -      337
Stock issued under employee performance
 award plan                                 21        37       31
Purchases and retirement of common stock     -     (200)     (213)
Balance at end of year                  16,362    16,001   15,920

Amount
Balance at beginning of year          $ 16,001  $ 15,920 $ 15,149
Stock issued under employee retirement
 and stock option plans                    340       244      616
Issuance of stock                            -         -      337
Stock issued under employee performance
 award plan                                 21        37       31
Purchases and retirement of common stock     -      (200)    (213)
Balance at end of year                  16,362    16,001   15,920

Capital in excess of par value:
Balance at beginning of year            62,016    58,808   54,046
Stock issued under employee retirement
 and stock option plans                  6,274     3,792    6,472
Issuance of stock                            -         -    1,640
Tax benefit from exercise of stock
 options                                 5,158     5,740      410
Stock issued under employee performance
 award plan                              1,055     1,082      893
Purchases and retirement of common stock     -    (7,406)  (4,653)
Balance at end of year                  74,503    62,016   58,808

Retained earnings:
Balance at beginning of year           115,658    68,052   36,586
Net income                              50,208    47,606   31,466
Balance at end of year                 165,866   115,658   68,052

Unrealized gain on investment:
Balance at beginning of year                 -         -        -
Unrealized holding gain on appreciation of
 equity investment, net of deferred
 taxes                                   2,745         -        -
Balance at end of year                   2,745         -        -

Foreign currency translation adjustments:
Balance at beginning of year             9,164     5,515   13,646
Foreign currency translation adjustments13,205     3,649   (8,131)
Balance at end of year                  22,369     9,164    5,515

Total shareholders' equity            $281,845  $202,839 $148,295


See accompanying notes.


Cordis Corporation
Consolidated Statements of Cash Flows
Three years ended June 30, 1995
(Dollars in thousands)
                                         1995      1994      1993
Cash flows from operating activities:
 Net income                           $ 50,208  $ 47,606 $ 31,466
 Noncash items included therein:
  Cumulative effect of accounting change     -   (10,115)       -
  Depreciation and amortization         15,785    11,424   10,121
  Deferred income tax (benefit)
    provision                           (4,905)    3,096   (3,635)
  Provisions for inventory obsolescence,
   doubtful accounts, uncollectible
   investment and other                  4,625     2,038    4,192
  Currency transaction losses            1,149     1,115    2,604
 Changes in assets and liabilities:
  Increase in accounts receivable      (16,795)  (22,138) (13,259)
  Increase in inventories               (8,004)  (11,162)  (9,252)
  Increase in other current assets      (2,779)   (1,860)  (1,315)
  (Increase) decrease in other assets   (3,559)   (1,378)     154
  Increase in accounts payable and
     accruals                           17,114    21,126   11,477
  Increase in current and deferred
   income taxes payable, net             8,964     1,379    1,210
  Increase (decrease) in other long-term
    liabilities                          4,036       209     (718)
  Other, net                              (261)      404     (627)

Net cash provided by operating
 activities                             65,578    41,744   32,418

Cash flows from investing activities:
 Additions to property, plant and
  equipment                            (27,662)  (22,771) (15,573)
 Purchases of short-term and
  other investments                     (1,000)   (9,055)       -
 Proceeds from sale of short-term
  investments                            7,055         -        -
 Proceeds from sale of property,
  plant and equipment                      545       618      215
 Proceeds from collections of notes
  receivable                               330       417      846

Net cash used in investing activities  (20,732)  (30,791) (14,512)

Cash flows from financing activities:
 Bank loans                                  -     1,729    7,801
 Debt retirement                          (742)   (1,760)  (1,077)
 Proceeds from the sale of common stock  5,589     3,264    8,365
 Repurchases of common stock                 -    (7,606)  (4,866)

Net cash provided by (used in)financing
 activities                              4,847    (4,373)  10,223

Effect of exchange rate changes on cash  2,334       (91)    (189)

Increase in cash and cash equivalents   52,027     6,489   27,940

Cash and cash equivalents:
 Beginning of year                      48,531    42,042   14,102

 End of year                          $100,558  $ 48,531 $ 42,042

See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 1995, 1994 and 1993



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

f. Foreign currency translation

Foreign currency translation adjustments, which result from translating the assets and liabilities of foreign subsidiaries into the U.S. dollar, have been excluded from each component of the Consolidated Statements of Cash Flows. Aggregate exchange losses resulting from foreign currency transactions during the years ended June 30, 1995, 1994 and 1993 were $1,149,000, $1,115,000 and
$2,604,000, respectively, and are included in the Consolidated Statements of Operations.

g. Cash and cash equivalents

For the purposes of reporting cash flows, cash and cash equivalents include marketable securities with a maturity of three months or less at acquisition, and approximate fair values at June 30, 1995 and 1994. Two investments, representing approximately 41% of the recorded balance at June 30, 1995, are money market mutual funds maintained with two brokerage firms.

For the years ended June 30, 1995, 1994 and 1993 income taxes paid, net, were $25,189,000, $17,312,000 and $13,851,000, and interest paid, including interest on the capitalized lease (see Note 8 of Notes to Consolidated Financial Statements), was $2,916,000, $3,398,000 and $3,748,000, respectively.

h. Foreign currency contracts

The Company enters into foreign currency contracts as a hedge against assets and liabilities denominated in foreign currencies. Such assets and liabilities relate mainly to intercompany purchases of inventory. At the end of each period, foreign currency contract balances are marked to market, and the resulting gain or loss is recognized in the Consolidated Statements of Operations. At June 30, 1995 and 1994, the Company had approximately $35,238,000 and $20,500,000, respectively, in contracts to buy or sell various denominations of foreign currency in the future. At June 30, 1995, based upon the rights of offset contained in the various foreign currency contract agreements, the carrying values of such contracts were a current asset of $153,000 and a current liability of $240,000, which approximated fair value.

i. Securities available for sale

Securities available for sale at June 30, 1995 are carried at fair value, based upon market quotations. Deferred income taxes are provided on any unrealized appreciation or decline in value. Such appreciation or decline in value, net of deferred taxes, is reflected as a separate component of shareholders' equity.

j.  Reclassifications

Certain amounts in prior years have been reclassified to conform to the 1995 Consolidated Financial Statement presentation.

2. Inventory obsolescence

Cost of goods sold for the years ended June 30, 1995, 1994 and 1993 included provisions for obsolescence of $3,268,000, $1,436,000 and $1,061,000, respectively, for inventory which management considered to be in excess of that required for future sales. At June 30, 1995 and 1994 inventories are stated net of allowances for obsolescence of approximately $3,204,000 and $2,259,000, respectively.

3. Notes payable and long-term debt

Notes payable:

The Company's European subsidiaries have various credit lines denominated in local currencies which are available to provide working capital and to hedge foreign exchange exposures. The total amount of credit available under these agreements was $26,800,000 at June 30, 1995. Amounts outstanding were $9,828,000 at June 30, 1995 and $9,057,000 at June 30, 1994, with interest rates ranging from 5% to 18-1/2% throughout the years ended June 30, 1995 and 1994.

Long-term debt:

The Company has a $25 million revolving line of credit and a $2 million letter of credit facility with a U.S. bank, which terminates on December 31, 1997. A one year extension of the termination date may be granted annually at the discretion of the lender. During the revolving credit period, the Company has the option of borrowing at the prime interest rate, or at the London Interbank Offered Rate plus 1-1/4%. A facility fee of 1/4% of the unused portion of the $25 million commitment is payable quarterly. The agreement contains various covenants, which require the Company to maintain certain financial ratios and meet certain net worth and indebtedness tests, and which restrict the payment of cash dividends by the Company. No borrowings were outstanding under the agreement at June 30, 1995 or 1994. Interest rates ranged from 7-1/4% to 8-3/4% throughout the years ended June 30, 1995 and 1994.

At June 30, 1995 and 1994, the Company's European subsidiaries had long-term borrowings totaling $2,153,000 and $2,447,000, respectively, under several agreements. These loans are denominated in European currencies at interest rates ranging from 8% to 9-3/4% throughout the periods, due at various times through January 1999. The carrying amounts of these loans approximated their fair values at June 30, 1995 and 1994.

Principal payments on existing long-term debt for the fiscal years ending June 30, are as follows: 1996 - $669,000; 1997 - $683,000; 1998 - $440,000;
1999 - $361,000.

4. Investments

In March 1994, the Company purchased 250,000 shares of common stock of PDT, Inc. ("PDT"), a California-based company engaged in the application of photodynamic therapy products to primarily the oncology market, for $2.0 million. In 1995, PDT went public, and at June 30, 1995, the market value of the Company's investment in PDT was $4.5 million higher than its original cost. Accordingly, the Company has recorded its investment in PDT in other current assets at its fair market value of $6,500,000, and has recorded the unrealized holding gain of $2,745,000 (net of deferred taxes of $1,755,000) as a separate component of shareholders' equity.

In April 1994, the Company acquired Webster Laboratories, Inc. ("Webster"), a California-based company engaged in the design, manufacture, marketing and sale of electrophysiology catheters. The transaction was accounted for as a pooling of interests and was achieved through the merger between Webster (renamed Cordis Webster, Inc.) and one of the Company's subsidiaries. The Company issued approximately 1.67 million shares of its common stock for all of Webster's common stock and assumed an additional 192,000 shares of Webster's outstanding stock options.

In July 1995, the Company purchased 150,000 shares of Class B preferred stock in Biosense, Inc. ("Biosense"), for $15 million, which represented 5% of its shares on a fully diluted basis. Biosense is engaged in the design and manufacture of products for the electrophysiology market. A $1 million advance of the purchase price was paid in May 1995 and was included in other noncurrent assets.

5. Stock option plans

The Cordis Corporation Non-Qualified Stock Option Plan ("Non-Qualified Plan") authorizes grants of options to purchase up to 2,625,000 shares of the Company's authorized but unissued common stock. The options granted pursuant to the Plan either are exercisable after one year from the date of grant or vest in increments over four years, must be exercised within either five or ten years depending on the date of the grant, and must be granted at a price not less than the market value on the date of grant.

At June 30, 1995, awards to purchase 2,070,180 shares under the Non-Qualified Plan (net of cancellations and repurchases) had been granted. There are 554,820 shares available for future grants under the Non-Qualified Plan. Of the options granted, 214,800 shares were exercised under the Non-Qualified Plan during 1995. At June 30, 1995 and 1994, 314,698 options and 333,429 options, respectively, were exercisable under the Non-Qualified Plan.

The Cordis Corporation Incentive Stock Option Plan of 1982 ("Option Plan") expired by its terms in October 1992. In 1995, 4,525 shares were exercised under the Option Plan. No options were outstanding at June 30, 1995, and at June 30, 1994, 5,775 options were outstanding and exercisable. Options under the Option Plan qualify as "incentive stock options" under the Economic Recovery Tax Act of 1981.

The Webster Laboratories, Inc. 1992 Stock Plan ("Webster Plan"), was adopted by the Board of Directors of Webster in June 1992. Under the Webster Plan, awards to purchase 398,806 shares had been granted at June 30, 1995. During fiscal 1995, 80,187 shares were exercised, and at June 30, 1995 and 1994, 41,017 and 79,195 options were exercisable, respectively. The Webster Plan options were granted for a term of ten years at an exercise price fixed by the Webster Plan administrator, and are exercisable at such times as set forth in each individual option agreement.

The Cordis Corporation Director Non-Qualified Stock Option Plan provides incentives in the form of stock option grants for the non-employee members of the Company's Board of Directors. Of the 200,000 shares authorized, 68,000 have been granted to Board members through June 30, 1995, and 30,000 and 38,000 of these were exercisable, respectively, at June 30, 1995 and 1994. During 1995, options for 22,000 shares were exercised. The options, which are granted automatically each year, vest in full one year after the anniversary of the date of the grant, must be exercised within five years and are granted at a price equal to the market value on the date of the grant.

A summary of option transactions follows:

                                           No. of    Option Price
                                           Shares      per Share

Options outstanding at June 30, 1992     1,391,619  $ 0.28 to $36.75
Options granted                            379,670  $ 0.88 to $26.75
Options exercised                         (594,834) $ 0.28 to $27.25
Options canceled                           (11,762) $ 3.55 to $36.75

Options outstanding at June 30, 1993     1,164,693  $ 0.88 to $36.75
Options granted                            322,107  $ 7.11 to $49.25
Options exercised                         (226,124) $ 0.88 to $36.75
Options canceled                           (14,242) $ 0.88 to $29.25

Options outstanding at June 30, 1994     1,246,434  $ 0.88 to $49.25
Options granted                            261,150  $38.38 to $63.00
Options exercised                         (321,512) $ 0.88 to $49.25
Options canceled                            (7,330) $ 0.88 to $49.25

Options outstanding at June 30, 1995     1,178,742  $ 0.88 to $63.00


The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, when realized, are credited to capital in excess of par value.

6.  Income taxes

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The cumulative effect on prior periods of this accounting change of $10.1 million, or $.61 per share, is reported as a one time benefit in the Consolidated Statement of Operations for the year ended June 30, 1994. In addition a one time adjustment of $4.2 million was recorded to capital in excess of par value in the Consolidated Balance Sheet as of June 30, 1994 due to the income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

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



The distribution of income before income taxes and cumulative effect of accounting change between domestic and foreign sources was as follows (in thousands):
                                      1995       1994      1993

Domestic                           $ 35,888   $ 36,219   $ 21,600
Foreign                              44,039     22,161     21,109

Total                              $ 79,927   $ 58,380   $ 42,709

The provision (benefit) for income taxes consists of (in thousands):

                                      1995       1994       1993
Current:
Federal                            $ 13,158   $  8,980   $  4,937
State                                 2,443      1,169        698
Foreign                              19,023      7,644      9,243

                                     34,624     17,793     14,878
Deferred:
Federal                              (3,282)     3,149     (2,256)
State                                  (305)       257        (84)
Foreign                              (1,318)      (310)    (1,295)

                                     (4,905)     3,096     (3,635)
Provision for income
 taxes                             $ 29,719   $ 20,889   $ 11,243


The tax effect of the significant temporary differences which comprised the deferred tax assets and liabilities at June 30, 1995 and 1994 was as follows (in thousands):
                                                 1995       1994
Assets:
    Discontinued operations                   $ 4,428    $ 5,124
    Intercompany profit adjustments in
      inventories and other assets              3,597      2,527
    Asset valuation reserves                    7,761      4,122
    Net operating loss carryforwards            1,810      2,485
    Capital loss carryforward                     842          -
    Employee benefits                           2,202      1,930
    Depreciation                                2,273      1,686
    Other accrued expenses                        917        745
    Other                                         402        138
                                               24,232     18,757
    Valuation allowance                        (3,490)    (2,618)

         Total deferred tax assets             20,742     16,139

Liabilities:
    Employee benefit plans                     (2,221)      (940)
    Other                                          (5)        (5)
    Unrealized gain                            (1,755)         -
         Total deferred tax liabilities        (3,981)      (945)

Net deferred tax asset                        $16,761    $15,194

The valuation allowance primarily relates to net operating loss carryforwards of the Company's European subsidiaries as well as a domestic capital loss carryforward. The reserve changed during 1995 due to the utilization of net operating losses and the creation of the capital loss. As of June 30, 1995 the European subsidiaries had a net operating loss carryforward of approximately $5,200,000.

As permitted under SFAS No. 109, prior years' financial statements have not been restated. The principal temporary differences under SFAS No. 96 in the deferred tax benefit were (in thousands):
                                                           1993
Intercompany profit adjustments in
 foreign inventories                                     $(1,339)
Asset valuation reserves                                    (271)
Deferred expenses                                         (1,363)
Other items, net                                            (662)

Total                                                    $(3,635)

The effective income tax rates in the Consolidated Statements of Operations differ from the statutory federal income tax rates as follows:

                                          1995     1994     1993

Statutory U.S. income tax rate           35.0%    35.0%    34.0%
Increase (decrease) resulting from:
Foreign statutory tax rates differential   .9      (.2)     1.7
Foreign operating loss for which no carryback
 benefit is available                       -        -       .2
Utilization of net operating losses       (.9)    (1.6)    (8.4)
Minimum tax                                 -        -      2.0
Foreign tax credits                       (.6)       -     (9.3)
Other items, net                          2.8      2.6      6.1

Effective tax rates                      37.2%    35.8%    26.3%


Undistributed earnings of foreign subsidiaries of $103.8 million at June 30, 1995 are indefinitely reinvested in foreign operations; accordingly no provision has been made for income taxes that might be payable upon remittance. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes that are then available for use as credits or deductions against U.S. tax liability, if any, subject to certain limitations. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings at June 30, 1995 would approximate $5.3 million.

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

Net periodic pension cost for each of the three years ended June 30, 1995, 1994 and 1993 included the following components (in thousands):

                                          1995     1994     1993
Service cost - benefits earned during the
 period                                 $ 1,914  $ 1,661  $ 1,303
Interest cost on projected benefit
 obligation                               3,149    2,875    2,585
Return on assets                         (4,782)  (2,011)  (2,339)
Net amortization and deferral             1,992     (356)     102

Net pension cost                        $ 2,273  $ 2,169  $ 1,651




The actuarial assumptions used in the three year period ended June 30, 1995 were as follows:
                                            1995      1994       1993

    Discount rates                             8%        8%   8-1/2%
    Long-term rate of return on assets         9%        9%       9%
    Rates of increase in compensation levels:
         To age 30                             9%        9%       9%
         To age 40                             7%        7%       7%
         Thereafter                            5%        5%       5%

The following table sets forth the Plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets at June 30, 1995 and 1994 (in thousands):

                                           1995              1994

Actuarial present value of benefit obligations:
Vested benefit obligation               $(34,733)         $(31,912)
Nonvested benefit obligation                (726)             (660)

Accumulated benefit obligation           (35,459)          (32,572)
Excess of projected benefit obligation over
  accumulated benefit obligation          (8,017)           (7,056)

Projected benefit obligation             (43,476)          (39,628)
Plan assets at fair value                 38,235            30,850

Projected benefit obligation in excess of plan
 assets                                   (5,241)           (8,778)
Unrecognized net loss                      6,780             8,323
Unrecognized prior service cost            2,271             3,102
Unrecognized net transition (asset) originating
 July 1, 1986                             (2,994)           (3,742)
Additional minimum liability                   -              (626)

    Prepaid (accrued) pension costs     $    816          $ (1,721)

The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require recognition in the balance sheet of an additional minimum liability up to the unfunded accumulated benefit obligation and related intangible asset for pension plans with accumulated benefits in excess of plan assets. Such minimum liability and intangible asset were $626,000 at June 30, 1994; at June 30, 1995 no adjustment was required.

The Company sponsors a defined contribution retirement savings plan for its domestic employees and matches a portion of employee contributions with contributions of the Company's stock. Contributions made to the plan for the years ended June 30, 1995, 1994, and 1993 were $1,025,000, $752,000 and
$599,000, respectively.

Certain of the Company's foreign subsidiaries provide retirement and termination indemnity benefits for employees through multiemployer and other types of plans with insurance companies, which cover a majority of full-time employees, based on compensation and years of service. Pension costs for these plans for the years ended June 30, 1995, 1994 and 1993 were $912,000, $968,000 and $828,000, respectively. At June 30, 1995 and 1994, unfunded benefits included in current and other long-term liabilities were $1,212,000 and $1,072,000, respectively.

The Company maintains a performance award plan for officers and key senior employees. Awards are earned upon achievement of certain performance objectives as determined annually by the Compensation Committee of the Board of Directors. For the years ended June 30, 1995, 1994 and 1993, provisions for this plan were $4,965,000, $3,146,000 and $2,541,000, respectively.

The Company has deferred compensation or supplemental retirement plans with present and past key officers, directors and employees. The cost of such plans is being or has been accrued over the period of active employment from the contract or agreement date. Certain payments, insignificant in amount, are charged to expense when due. Costs for these plans approximated $698,000, $836,000 and $651,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

The Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" in fiscal 1994, effective for U.S. plans. For foreign plans, SFAS No. 106 is effective for fiscal year ending June 30, 1996. The Company does not believe that adoption of this standard for its foreign plans will have a significant effect on future operations. The adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" in fiscal 1995 had no significant effect on the Company's financial condition or operations.

8.  Commitments and contingencies

Leases:

During fiscal 1987, the Company initiated a plan to dispose of all businesses other than its angiographic and neuroscience product lines. This plan included the disposal of the worldwide cardiac pacing operations, of which the Administrative and Technical Center ("ATC") in Miami, Florida was a principal asset.

In September 1991, the Company entered into an agreement to sublease ATC, which is held under a capitalized lease until December 31, 2005. In December 1994, the sublessee's parent sold the assets of the sublessee to an unrelated third party. In June 1995, the sublessee exercised its option to cancel the sublease effective November 1995 and will pay a termination penalty of $5.45 million upon vacating the building. The Company believes that the proceeds from the termination penalty, combined with the current reserve for future costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found. Accordingly, the Company does not believe that cancellation of the sublease would have a material effect on the future liquidity or financial condition of the Company.

The net annual cost of the capitalized lease is approximately $2.2 million. Aggregate gross future payments under the capitalized lease were approximately $25,330,000 at June 30, 1995.

Rental income received by the Company with respect to the sublease of ATC in 1995, 1994 and 1993 was $1,438,000, $1,333,000, and $1,237,000, respectively.
Under the terms of the sublease cancellation agreement, the Company will receive rental income of $373,000 in fiscal 1996, through September 1995.

At June 30, 1995 and 1994, assets and liabilities of the discontinued operations are reflected below (in thousands):
                                               1995        1994

Property, plant and equipment, net of accumulated
 depreciation and amortization of $13,917 at June
 30, 1995 and $12,373 at June 30, 1994      $ 16,261    $ 17,805
Other assets, net                              1,253       1,307
Capital lease liability                      (15,799)    (16,628)

Net capital lease asset                        1,715       2,484
Reserve for future costs                      (7,410)     (6,316)

                                              (5,695)     (3,832)
Amount included in current (assets)
 liabilities                                  (2,930)        842

Net liabilities - noncurrent                $ (8,625)   $ (2,990)

The Company has several long-term operating leases which expire at various times through 2008. Most of the leases contain renewal options and require the Company to pay for maintenance, taxes and insurance. Rental expenses charged to operations in 1995, 1994 and 1993 were $2,746,000, $2,328,000 and $1,867,000, respectively. Future lease commitments are estimated as follows: 1996 - $2,970,000; 1997 - $2,318,000; 1998 - $1,757,000; 1999 - $1,370,000; 2000 -
$1,025,000; thereafter - $2,547,000.

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

In November 1986 a product liability class action suit was filed against the Company and others in the United States District Court for the Southern District of Ohio. The suit sought compensatory and punitive damages regarding certain of the Company's pacemakers. In 1989, a second pacemaker class action lawsuit was filed against the Company in the United States District Court for the Southern District of California. This case was transferred and consolidated with the Ohio action in 1990.

The Company has vigorously defended the pacemaker product liability class action since its inception. In December 1992, the Court conditionally certified the proceedings as a class action. The Complaint claims substantial compensatory and punitive damages were due to the class members. The Company believes it had defenses to plaintiffs' claims and, as more fully described below, that it had available adequate and effective indemnification and insurance coverage.

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

In November and December 1993, the Company's insurance carriers filed two separate actions against the Company and TNC in the United States District Court for the Southern District of Florida, seeking a declaratory adjudication of the extent of their duties to defend and indemnify the Company for claims made in the pacemaker class action. Additionally, the carriers sought an adjudication that, in connection with TNC's acquisition of the Company's pacemaker business, TNC agreed to assume the primary obligation to defend and indemnify the Company for the pacemaker product liability litigation. Both insurance actions were consolidated with the Ohio action. A separate declaratory judgment action was initiated in the Eleventh Judicial Circuit, Dade County, Florida by one of the Company's carriers but the Company has not been served. As a result of settlement discussions initiated by the court in 1994, the parties on June 27, 1995, reached a general oral agreement to settle the dispute. The Company's proposed contribution to the settlement, $5.2 million, represents the Company's effort to curtail the escalating legal costs in the product liability and insurance disputes and to minimize its overall exposure for punitive damage awards. At a hearing on August 24, 1995, the Judge concluded that the proposed settlement is fair and reasonable, subject to a final agreement on funding and defense costs. The balance of the settlement is to be funded by contributions from various of the Company's insurance carriers and TNC.

The Company has recently been named as a co-defendant in three class actions asserting product liability claims arising out of certain pacing leads manufactured and sold by TPLC, Inc. ("TPLC"), an affiliate of TNC. Over one hundred (100) class action suits involving the same leads have been filed against TPLC. The Judicial Panel on Multidistrict Litigation has consolidated the actions for pretrial proceeding in the United States District Court, Southern District of Ohio, Western Division. Neither the Company nor its subsidiaries have been named as defendants in the master class action complaint pursuant to the Company's agreement with the plaintiffs to enter into a written agreement to toll the statute of limitations. The plaintiffs' counsel naming the Company as a co-defendant have further agreed to dismiss the Company from these actions. Facts presently available indicate that such leads were first marketed and sold by TPLC or its affiliate in 1988, after an affiliate of TPLC obtained 510(k) concurrence from the Food and Drug Administration ("FDA") for the leads. The Company further believes that because it never manufactured or sold the leads in question, it is not a proper defendant to these actions. Moreover, the Company believes it is entitled to indemnification from TNC pursuant to the Acquisition Agreement by and between TNC and the Company involving the sale of the pacemaker and leads businesses ("Acquisition Agreement"). TNC has notified the Company that the Company may have liability regarding the leads claims, pursuant to the Acquisition Agreement, however, based upon the information currently available indicating that the Company did not manufacture or sell the leads in question, the Company does not believe it has any liability to TNC or to lead recipients for any of the claims asserted.

Other litigation

In October 1992, a suit was filed by Schneider (USA) Inc. against the Company in the United States District of Minnesota, Third Division alleging that certain of the Company's angiographic catheters and the Company's guiding catheters infringe a Schneider patent. The trial of the action is presently scheduled for September 5, 1995. During 1994, Schneider instituted two separate actions against the Company in the Netherlands. The first such action alleges that the Company infringes a Dutch rapid exchange patent. The second action mirrors the United States action and alleges that certain of the Company's angiographic and guiding catheters infringe a Schneider Dutch patent. The trial of the second action was held on June 28, 1995, however, a decision has not yet been rendered.

The Company has instituted summary proceedings against Schneider in the Netherlands and in several other European countries alleging Schneider's infringement of the Company's nylon balloon technology. In the Netherlands action, the court denied the Company's request for a summary injunction. The Company has appealed that decision and is awaiting the court's ruling. Decisions regarding injunctions in various European actions regarding the nylon balloon technology are anticipated over the next six months.

The Company is currently engaged in discussions and negotiations with Schneider which, it anticipates, will result in a settlement and resolution of all of the patent infringement actions currently filed and pending between the two companies. If the matters are not resolved by settlement, the Company intends to vigorously defend the various actions filed by Schneider and to aggressively pursue enforcement of certain of the Company's patents believed to be infringed by Schneider patents. At this stage of the negotiations and litigation proceedings, the Company believes that the matters are unlikely to result in a material adverse impact on the financial condition of the Company.

In a hearing on October 3, 1994 in the U.S. District Court in Boston, Massachusetts, the Company argued that its license of certain balloon catheter technology from C.R. Bard ("Bard") required a royalty reduction pursuant to the "more reasonable terms" clause of the settlement agreement previously entered into by the parties in April 1991. The court has not yet ruled on the matter. In the interim, the Company continues to accrue but withhold payment of the excess royalties until such time as a final determination is rendered by the court.

9.  Foreign and domestic operations and segment reporting

The Company operates in a single industry segment: the design, manufacture and sale of medical devices. These products are sold to hospitals and other medical institutions and physicians. In order to reduce credit risk, the Company performs credit evaluations of its customers on a regular basis, and generally does not require collateral. The Company has a large number of customers worldwide with no single customer accounting for a significant portion of trade accounts receivable. At June 30, 1995, the principal geographical regions and their respective balances included in accounts receivable were as follows (in thousands):


                  United States             $30,519
                  Italy                      15,208
                  France                     12,452
                  Germany                     9,797
                  Spain                       9,280

The following presents information on geographic segments for the fiscal years ended June 30, 1995, 1994 and 1993 (in thousands):
                                                    Adjust-
                                 Domestic  Foreign ments and
                                  Opera-    Opera-  Elimina- Consoli-
                                  tions     tions    tions    dated
1995

Sales to unaffiliated customers $203,004  $240,166   $      -  $443,170
Transfers between geographic
 areas                            50,892    20,118    (71,010)        -
Total revenues                  $253,896  $260,284   $(71,010) $443,170
Operating profit from geographic
 segments                       $ 61,753  $ 65,734   $ (5,570) $121,917
Research and development                                        (35,283)
General corporate expense                                        (8,931)
Interest income, net                                              2,224

Income before income taxes                                     $ 79,927

Identifiable assets             $138,925  $165,857   $(10,378) $294,404
Corporate assets                                                100,558

Total assets at June 30, 1995                                  $394,962


1994

Sales to unaffiliated customers $174,447  $162,095   $      -  $336,542
Transfers between geographic
 areas                            40,551    14,734    (55,285)        -
Total revenues                  $214,998  $176,829   $(55,285) $336,542
Operating profit from geographic
 segments                       $ 55,326  $ 37,820   $ (3,312) $ 89,834
Research and development                                        (25,959)
General corporate expense                                        (5,860)
Interest income, net                                                365
Income before income taxes and
 cumulative effect of accounting
 change                                                        $ 58,380

Identifiable assets             $116,91 9 $118,996   $ (5,374) $230,541
Corporate assets                                                 55,586

Total assets at June 30, 1994                                  $286,127


1993

Sales to unaffiliated customers $136,843 $130,603     $      -  $267,446
Transfers between geographic
 areas                            26,472   12,759      (39,231)        -
Total revenues                  $163,315 $143,362     $(39,231) $267,446
Operating profit from geographic
 segments                       $ 38,203 $ 30,181     $ (1,084) $ 67,300
Research and development                                         (20,139)
General corporate expense                                         (3,998)
Interest (expense), net                                             (454)
Income before income taxes                                      $ 42,709

Identifiable assets             $ 81,825 $ 89,732     $ (3,080) $168,477
Corporate assets                                                  42,042

Total assets at June 30, 1993                                   $210,519

Transfers between geographic areas are made at amounts which would approximate those prices charged to unaffiliated distributors. Operating profits from geographic segments represent total revenue less cost of goods sold and direct operating expenses. It excludes research and development expense, general corporate expense, net interest (income) expense, income taxes, and cumulative effect of accounting change.

Identifiable assets are those that are identified with the operations in each geographic area. Corporate assets are cash and cash equivalents and short-term investments. Total foreign assets at June 30, 1995, 1994 and 1993 are indicated above. The corresponding liabilities for foreign operations were $61,002,000, $41,168,000 and $29,038,000, respectively.

10.  Quarterly financial data

Quarterly financial data is as follows (unaudited) (dollars in thousands except per share amounts):

                              First   Second    Third    Fourth
                             Quarter  Quarter  Quarter   Quarter

1995
Net sales                    $ 98,111 $105,264 $117,980  $121,815
Gross profit                   60,065   64,306   69,901    71,962
Net income                     11,633   12,982   13,781    11,812
Net income per share              .70      .78      .82       .70

1994
Net sales                    $ 73,147 $ 79,453 $ 88,942  $ 95,000
Gross profit                   44,775   47,893   54,425    55,457
Income before cumulative
  effect of accounting
  change                        8,723    9,134   10,540     9,094
Net income                     18,838    9,134   10,540     9,094
Per share:
Income before cumulative
  effect of accounting
  change                          .53      .55      .63       .55
Net income                       1.15      .55      .63       .55

In the fourth quarter of fiscal 1995, the Company accrued $5.2 million ($0.19 per share after tax) as its contribution to the proposed settlement of a lawsuit related to its former pacing operations (see Note 8 of Notes to Consolidated Financial Statements).

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

In the fourth quarter of fiscal 1994, the Company incurred costs of approximately $1.3 million ($0.05 per share after tax), included in selling, general and administrative expenses, related to the Webster merger transaction. The Company settled a lawsuit in July 1994 in the amount of $5.2 million, for which it had previously accrued $2.2 million in other expenses during 1994. The balance of the settlement of $3.0 million ($0.11 per share after tax) was expensed in the fourth quarter.





11.  Common stock purchase rights

On September 12, 1986 the Company's Board of Directors adopted a Rights Agreement, as subsequently amended, authorizing a dividend distribution on each share of common stock, $1.00 par value, of the Company's outstanding shares on the distribution date, as defined, in the form of a right to purchase one-half of a share of common stock upon the occurrence of certain events. The exercise price to purchase one-half of a share of common stock, initially established at $25, is subject to adjustment. The rights become exercisable if an entity, person or group acquires beneficial ownership of 20% or more of the Company's outstanding common stock or commences a tender offer that would result in that entity, person or group acquiring beneficial ownership of 30% or more of the outstanding common stock of the Company. The rights, which do not entitle holders to vote or receive dividends, expire on September 22, 1996 and may be redeemed by the Company at a price of $0.01 per right at any time prior to the earlier of (i) the tenth day following the public announcement of intent to acquire the Company's stock as described above or the date a majority of the Board of Directors becomes aware of an acquiring entity, person or group, as defined, or (ii) the expiration date. As of June 30, 1995 rights to purchase 8,180,784 shares of common stock were outstanding.


                            CORDIS CORPORATION
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)



                                           Addi-
                                 Balance   tions   Deduc-
                                  at be-  charged  tions/  Balance
                                 ginning    to     other    at end
                                    of    costs &  changes    of
                                  period expenses    (a)    period

Allowance for doubtful accounts -
 deducted from accounts receivable
 in the balance sheet:

Year ended June 30, 1995         $ 2,207 $   707  $    61  $ 2,975

Year ended June 30, 1994         $ 1,661 $   776  $  (230) $ 2,207

Year ended June 30, 1993         $ 1,535 $   593  $  (467) $ 1,661


Allowance for inventory obsolescence
 - deducted from inventory in the
 balance sheet:

Year ended June 30, 1995         $ 2,259 $ 3,268  $(2,323) $ 3,204

Year ended June 30, 1994         $ 2,472 $ 1,436  $(1,649) $ 2,259

Year ended June 30, 1993         $ 2,826 $ 1,061  $(1,415) $ 2,472


Allowance for uncollectible
 notes receivable - deducted
 from other assets in the
 balance sheet:

Year ended June 30, 1995         $ 3,647 $   524  $   (36) $ 4,135

Year ended June 30, 1994         $ 5,422 $  (326) $(1,449) $ 3,647

Year ended June 30, 1993         $ 4,943 $   524  $   (45) $ 5,422


Allowance for uncollectible
 investment - deducted from
 other assets in the balance
 sheet:

Year ended June 30, 1995         $ 2,166 $   126  $(2,292) $     -

Year ended June 30, 1994         $ 2,014 $   152  $     -  $ 2,166

Year ended June 30, 1993         $    -  $ 2,014  $     -  $ 2,014


(a) Includes the translation effect of Statement of Financial Accounting Standards No. 52.

                               Exhibits Index

Certain of the exhibits listed below are incorporated by reference to exhibits to previously filed registration statements or reports of the Company as indicated in the "Incorporated by Reference to" column.

            Incorporated
          by Reference to
 Ex-                       Ex-
hibit  Registration       hibit
 No.   No. or Report       No.                        Description
 2(a) Form S-4 No.       2(a)  Agreement and Plan of Reorganization, as amended,
      33-52399 dated           by and among Cordis Corporation, Cordis
      February 25, 1994        Acquisition, Inc., Webster Laboratories, Inc.
                               and certain shareholders of Webster dated as of January 20, 1994.

 3    Form 10-K for        3   Restated Articles of Incorporation of the
      year ended               Company dated February 9, 1978, and Articles of
      June 30, 1983            Amendment thereto dated November 1, 1978.

 3(a) Form S-4 No.       3(a)  Articles of Amendment to the Company's Restated
      33-52399 dated           Articles of Incorporation filed with the Florida
      February 25, 1994        Secretary of State on November 3, 1993.

 3(a) Form 10-K for      3(a)  By-Laws of the Company.
      year ended
      June 30, 1983

10(a) Form 10-K for     10(a)  Revolving Credit and Reimbursement Agreement,
      year ended               dated as of December 30, 1991, between Cordis
      June 30, 1992            Corporation as Borrower and NCNB National Bank
                               of Florida as Lender.

10(a) Form S-4 No.      10(a)  Employment Agreement by and among Tony R. Brown,
      33-52399 dated           Cordis Corporation and Cordis Webster, Inc.
      February 25, 1994

10(a) Form S-4 No.      10(a)  Employment Agreement by and among Wilton W.
      33-52399 dated           Webster, Jr., Cordis Corporation and Cordis
      February 25, 1994        Webster, Inc.

10(b) Form 10-K for     10(b)  Lease Agreement dated as of March 1, 1979,
      year ended               between the Company and Olympia & York Florida
      June 30, 1985            Equity Corp.

10(b) Form 10-K for     10(b)  Lease Agreement dated as of September 20, 1991
      year ended               between the Company and Baxter Diagnostics, Inc.
      June 30, 1991

10(b)      -                -  Agreement for Cancellation of Lease dated as of
                               June 16, 1995 between the Company and Dade
                               International, Inc.

10(d) Form 10-K for     10(d)  Cordis Corporation Incentive Stock Option Plan
      year ended               of 1982.
      June 30, 1983

10(d) Form 10-Q for     10(d)  Amendment, dated April 13, 1987, to Cordis
      quarter ended            Corporation Incentive Stock Option Plan of 1982.
      March 31, 1987

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

10(d) Form S-8 No.      10(d)  Webster Laboratories, Inc. 1992 Stock Plan
      33-53835 dated
      May 26, 1994

10(d) Form 10-K for     10(d)  Cordis Corporation Director Non-qualified Stock
      year ended               Option Plan.
      June 30, 1992

10(d) Form S-8 No.      10(d)  Cordis Corporation Director Non-qualified Stock
      33-44953 dated           Plan.
      January 6, 1992

10(d) Form 10-K for     10(d)  Cordis Corporation Supplemental Executive
      year ended               Retirement Plan
      June 30, 1992

10(d)         -           -    Cordis Corporation Director Deferred
                               Compensation Plan

10(d)         -           -    Cordis Corporation Executive Deferred
                               Compensation Plan

10(d) Form 10-K for    10(d)   Amended Cordis Corporation Director Retirement
      year ended               Policy
      June 30, 1992

10(f) Form 10-K for    10(f)   Cordis Corporation 1991 Performance Unit Award
      year ended               Plan
      June 30, 1992

10(i) Form 10-Q for   10(i)    Acquisition Agreement by and between TNC Medical
      quarter ended            Devices, Pte. Ltd. and Cordis Corporation, dated
      March 31, 1987           as of April 14, 1987, including amendments
                               thereto dated April 14, 1987 and April 30, 1987, with respect to the sale of the Company's worldwide cardiac pacing operations.

10(j) Form 8-K dated     4     Rights Agreement, dated September 12, 1986
      September 12,            between the Company and Manufacturers Hanover
      1986                     Trust Company.

10(j) Form 10-K for   10(j)    Amendment No. 1, dated as of September 15, 1989
      year ended               to the Rights Agreement, dated September 12, 1986
      June 30, 1989            between the Company and Manufacturers Hanover
                               Trust Company.

10(j) Form 10-K for   10(j)    Amendment No. 2, dated as of October 12, 1989 to
      year ended               the Rights Agreement, dated September 12, 1986
      June 30, 1991            between the Company and Manufacturers Hanover
                               Trust Company.


Exhibits Index Continued


10(j) Form 10-K for   10(j)    Amendment No. 3, dated as of November 15, 1989
      year ended               to the Rights Agreement, dated September 12, 1986
      June 30, 1991            between the Company and Manufacturers Hanover
                               Trust Company.

11          -            -     Computation of earnings per share.

21          -            -     Subsidiaries of Cordis Corporation.

23          -            -     Independent Auditors' Consents.

The documents listed herein with the exception of Exhibits 11, 22, and 24 are not included in copies of this form. The Company will furnish any of these documents upon request and payment of a fee to cover its expenses. Requests should be made to:
                            Corporate Secretary
                            Cordis Corporation
                             P. O. Box 025700
                         Miami, Florida 33102-5700

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CORDIS CORPORATION


Date:                                By Robert C. Strauss
August 24, 1995                        Robert C. Strauss
                                       President and Chief Executive
                                       Officer

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