Form 10-Q
period 1995-09-30
CORDIS CORP
filed 1995-10-27
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                    or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-3274

                        CORDIS CORPORATION
          (Exact name of registrant as specified in its charter)

          FLORIDA                              59-0870525
(State or other jurisdiction of         (I.R.S. Employer Identifi-
incorporation or organization)          cation Number)


5200 Blue Lagoon Drive, Suite 200, Miami, Florida       33126
  (Address of principal executive offices)            (Zip Code)


                          (305) 824-2900
           (Registrant's telephone number, including area code)


14201 N.W. 60th Avenue, Miami Lakes, Florida 33014 (305)824-2000
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X   NO

The registrant had outstanding 16,511,553 shares of common stock
(par value $1.00 per share) as of October 20, 1995.




                            CORDIS CORPORATION

                                 FORM 10-Q


                   THREE MONTHS ENDED SEPTEMBER 30, 1995



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

     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations ............................. 6-8



PART II.       OTHER INFORMATION:

     Item 1.   Legal Proceedings.............................8

     Item 4.   Submission of Matters to a Vote
               of Security Holders ..........................9

     Item 6.   Exhibits and Reports on Form 8-K .............10

Signature ...................................................11




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          The interim financial information herein is unaudited. However, in the opinion of Management, such information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information shown. The financial statements and notes presented herein do not contain certain information included in the Company's annual financial statements and notes. Certain amounts in prior years have been reclassified to conform to the 1996 Consolidated Financial Statement presentation.

          Results for interim periods are not necessarily indicative of results expected for the full year.




                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended September 30, 1995 and 1994
                                (Unaudited)
              (Dollars in thousands except per share amounts)


                                              1995         1994




Net sales                                  $123,441     $ 98,111

Operating costs and expenses:
Cost of goods sold                           48,481        38,046

Research and development                      9,827        7,870
Selling, general and administrative          40,774       33,073

Total operating costs and expenses           99,082       78,989


Operating profit                             24,359       19,122

Other income:
Interest income, net and other                 (268)        (583)


Income before income taxes                   24,627       19,705

Provision for income taxes                    9,538        8,072

Net income                                 $ 15,089     $ 11,633


Earnings per share                         $    .89     $    .70


See accompanying notes.





                                 CORDIS CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                       September 30, 1995 and June 30, 1995
                               (Dollars in thousands)

                                         September 30    June 30
ASSETS                                    (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents                  $  92,635    $ 100,558
Accounts receivable, net                     106,970      103,835
Inventories:
  Finished goods                              35,830       36,306
  Work-in-process                             13,097       12,188
  Raw materials and supplies                  10,182       10,089
                                              59,109       58,583
Deferred income taxes                          6,359        7,133
Other current assets                          21,190       17,480
     Total current assets                    286,263      287,589
Property, plant and equipment, net of
  accumulated depreciation of $82,729
  at September 30 and $81,076 at June 30      89,565       88,493
Minority investment in Biosense, Inc.         15,500        1,000
Deferred income taxes                          9,252        9,628
Other assets                                  11,703        8,252
                                           $ 412,283    $ 394,962
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                              $   8,558    $   9,828
Accounts payable                              14,284       14,854
Accrued expenses                              61,068       61,724
Income taxes payable                           8,254        6,933
Current portion of long-term debt                565          669
     Total current liabilities                92,729       94,008
Long-term liabilities:
Long-term debt                                 1,352        1,484
Other long-term liabilities                   16,516       17,625
     Total long-term liabilities              17,868       19,109
     Total liabilities                       110,597      113,117

Commitments and contingencies (Note 2)

Shareholders' equity:
Common stock, $1 par value; authorized
  50,000,000 shares; issued and outstand-
  ing 16,501,277 shares at September 30
  and 16,361,568 shares at June 30            16,501       16,362
Capital in excess of par value                80,931       74,503
Retained earnings                            180,955      165,866
Unrealized gain on investment, net of
  deferred income taxes of $2,903 at
  September 30 and $1,755 at June 30           5,160        2,745
Foreign currency translation adjustments      18,139       22,369
     Total shareholders' equity              301,686      281,845

                                           $ 412,283    $ 394,962
See accompanying notes.


                             CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended September 30, 1995 and 1994
                                (Unaudited)
                           (Dollars in thousands)
                                               1995        1994
Cash flows from operating activities:
  Net income                                $ 15,089    $ 11,633
  Noncash items included therein:
    Depreciation and amortization              3,304       3,050
    Deferred income tax (benefit) provision     (211)      1,567
    Provisions for inventory obsolescence,
      doubtful accounts and other                768         328
Changes in assets and liabilities:
  Increase in accounts receivable             (4,626)     (1,063)
  Increase in inventories                     (2,179)     (3,757)
  Increase (decrease) in other current
    assets                                      (335)        497
  (Increase) decrease in other assets         (4,206)        151
  Increase (decrease) in accounts payable
    and accruals                               2,590      (7,734)
  Increase in current and deferred income
    taxes payable, net                         2,817       4,867
  (Decrease) increase in other long-term
    liabilities                                 (535)        452
  Other, net                                    (558)     (1,339)
  Net cash provided by operating activities   11,918       8,652

Cash flows from investing activities:
  Additions to property, plant and equipment  (5,732)     (5,613)
  Purchase of minority investment in
    Biosense, Inc.                           (14,500)          -
  Proceeds from the sale of property, plant
    and equipment                                 48          25

  Net cash used in investing activities      (20,184)     (5,588)

Cash flows from financing activities:
  Debt retirement                             (1,359)     (1,000)
  Proceeds from the sale of common stock       2,200         275

  Net cash provided by (used in)
    financing activities                         841        (725)

Effect of exchange rate changes on cash         (498)        184

(Decrease) increase in cash and cash
  equivalents                                 (7,923)      2,523

Cash and cash  equivalents:
  Beginning of period                        100,558      48,531

  End of period                             $ 92,635     $ 51,054


See accompanying notes.




                            CORDIS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Primary earnings per share of common stock have been determined on the basis of the average number of shares of common stock and common stock equivalents outstanding during the respective periods. The exercise of outstanding options, computed under the treasury stock method based upon average stock prices during the period, has been included in the computation when dilutive. The computation of fully diluted earnings per share results in no material dilution.

2) During fiscal 1987, the Company initiated a plan to dispose of all businesses other than its angiographic and neuroscience product lines. This plan included the disposal of the worldwide cardiac pacing operations, of which the Administrative and Technical Center ("ATC") in Miami, Florida was a principal asset. ATC is held under a capitalized lease that expires in December 2005.

   In September 1991, the Company executed an agreement to sublease ATC for a term equal to the remaining term of the capital lease. In December 1994, the sublessee's parent sold the assets of the sublessee to an unrelated third party. In June 1995, the sublessee exercised its option to cancel the sublease effective November 1995 and will pay a termination penalty of $5.45 million upon vacating the building. The Company believes that the proceeds from the termination penalty, combined with the current reserve for future carrying costs, will be sufficient to cover the carrying costs of the building until a replacement tenant can be found. Accordingly, the Company does not believe that the cancellation of the sublease will have a material effect on the future liquidity or financial condition of the Company.

   The assets and liabilities related to ATC are reflected below
   in thousands:
                                         September 30,  June 30,
                                              1995         1995

   Net property, plant and equipment        $ 15,875    $ 16,261
   Other assets                                1,238       1,253
   Liabilities                               (15,577)    (15,799)
   Reserve for future costs                   (7,226)     (7,410)
                                              (5,690)     (5,695)
   Amount included in current assets           2,776       2,930

   Net liabilities - non-current            $ (8,466)   $ (8,625)

3) On October 12, 1995, the Company's Board of Directors adopted a new shareholder rights agreement ("Rights Agreement") under which a dividend distribution of one Right for each outstanding share of common stock, $1.00 par value ("Common Stock") of the Company was declared. The distribution was payable to shareholders of record as of the close of business October 23, 1995. Each Right, when exercisable, entitles the registered holder to purchase from the Company one share of Common Stock at a price of $375 per share (the "Purchase Price"), subject to adjustment.

   Initially, the Rights will be attached to all certificates representing shares of Common Stock then outstanding, and no separate certificates evidencing the Rights will be distributed. The Rights will separate from the Common Stock and a distribution of Rights Certificates will occur upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date") or (ii)
   10 business days (or such later date as the Continuing Directors may determine) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date").

   The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 13, 2005, unless earlier redeemed or exchanged by the Company. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including, without limitation, the rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

   In the event that a Person becomes the beneficial owner of 15% or more of the then outstanding shares of Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the Outside Directors determine to be fair to and otherwise in the best interests of the Company and its shareholders), each holder of a Right will, unless such Rights have been redeemed or exchanged, have the right to exercise the Right by purchasing, for an amount equal to the Purchase Price, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times such amount. Notwithstanding any of the foregoing, following the occurrence of the events set forth in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of the events set forth above until such times as the Rights are no longer redeemable by the Company as set forth below.

   In connection with the adoption of the new Rights Agreement, the Board of Directors also redeemed the rights issued pursuant to the Company's September 12, 1986 Rights Agreement. The redemption price for these rights is $.01 per right, which will be paid on or about November 3, 1995 to the shareholders of record at the close of business on October 23, 1995.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

During the quarter ended September 30, 1995, operations generated cash of approximately $11.9 million. The $3.3 million increase from the prior year first quarter was principally due to higher net income and increases in accounts payable and accrued expenses balances, offset by increases in accounts receivable and other assets. Cash used in investing activities was $20.2 million, $14.6 million higher than last year due to the purchase of a minority investment in Biosense, Inc. Cash provided by financing activities was $0.8 million, a $1.6 million increase from a year ago due to higher proceeds from the sale of common stock which resulted from the exercise of stock options.

Working capital was $193.5 million at September 30, 1995, slightly lower than June 30, 1995 due to the decrease in cash for the quarter which offset increases in other working capital components. The current ratio was 3.1 at both June 30 and September 30, 1995.

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement either at September 30, 1995 or June 30, 1995. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At September 30, 1995 such loans totaled $8.6 million compared to $9.8 million at June 30, 1995.

Management anticipates that cash generated from operations during the remainder of the fiscal year and cash on hand, combined, if necessary, with the utilization of credit lines in the U.S. and Europe, will be sufficient to meet the Company's current operating requirements and the lease payments and other obligations of ATC over the lease term. On a long-term basis, management will continue to address the Company's liquidity requirements and implement any necessary financing strategies.

Net Sales

For the three months ended September 30, 1995, net sales were $123.4 million, $25.3 million (26%) higher than the corresponding prior period due to increased sales volume offset to some extent by a decrease in the average selling prices for interventional cardiology products. Had currency exchange rates remained constant throughout the periods, worldwide net sales would have increased by 21%. U.S. sales increased $8.1 million (21%). Foreign sales increased $17.3 million (29%) and accounted for 62% of total sales. At constant currency exchange rates, the increase in foreign sales would have been 21%.

Angiography sales for the quarter totaled $119.2 million, up $25.0 million (27%). Neuroscience product sales were $4.3 million, up $0.3 million (8%) from last year. At constant currency exchange rates angiography and neuroscience sales would have increased by 22% and 5%, respectively.

Operating Costs and Expenses

Cost of goods sold was 39% of net sales in both three month periods ended September 30, 1995 and 1994. Favorable sales mix in the current quarter due to increased sales of higher-margin interventional cardiology products (42% of total sales compared to 37% a year ago) was offset by an adverse impact on the gross profit margin which arose from the decreased average selling prices for such products.

Research and development expenses were $9.8 million for the three months, up $2.0 million (25%) from the first quarter a year ago.
Most of the increase was attributable to higher spending on interventional cardiology and electrophysiology products in the U.S. and diagnostic angiography products in Europe. Research and development expenses were 8% of net sales in both quarters.

Selling, general and administrative ("SG&A") expenses were $40.8 million, up $7.7 million (23%), from $33.1 million in the prior year. At constant currency exchange rates, SG&A expenses would have increased 19%. The increase in SG&A expenses was principally due to higher sales commissions and promotional expenses due to the increased sales levels compared to last year, higher salaries and employee benefits due to headcount increases in sales and marketing, and higher legal expenses. Expressed as a percent of net sales, SG&A expenses were 33% and 34% respectively.

Interest Income, Net and Other

Interest income, net and other decreased by $0.3 million due principally to reserves for uncollectible receivables and other items offset by higher interest income.

Income Taxes

The consolidated effective income tax rate for the three months ended September 30, 1995 was 39% compared to 41% in the year-earlier quarter. The decrease in the effective income tax rate was primarily caused by a decrease in the effective domestic income tax rate.

Net Income

Net income was $15.1 million ($0.89 per share) compared to $11.6 million ($0.70 per share) a year ago.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On September 11, 1995, all ongoing patent infringement litigation and disputes between the Company and Schneider, Inc., a subsidiary of Pfizer Inc., were settled. The terms of the settlement agreement, which are confidential, provide for cross-licensing of technologies involved in the disputes and litigation. Management does not believe that the settlement will have a material impact upon the financial condition of the Company.

On October 6, 1995, the judge approved the final settlement of the pacer class action suit filed in the United States District Court for the Southern District of Ohio, Western Division. The Company's share of the settlement, $5.2 million, was paid in October 1995.

On October 19, 1995, Johnson & Johnson and JNJ Acquisition Corp. filed a complaint in the United States District Court for the Southern District of Florida against the Company for injunctive and/or declaratory relief seeking, among other things, to prevent the Company from impeding or delaying the plaintiffs' tender offer for the Company's Common Stock which was announced on that same day.

Also on October 19, 1995, Brickell Partners filed a purported class action complaint against the Company and eight of its directors in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida alleging, among other things, breach of fiduciary duty to maximize shareholder value by failing to adequately consider the Johnson & Johnson offer. According to Amendment Number 2 to the 14D-1 filed by Johnson & Johnson, the Company has learned that on October 19, 1995, Harry Lewis filed purported class action complaint against the Company and nine of its directors in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida alleging, among other things, breach of fiduciary duty to maximize shareholder value by failing to adequately consider the Johnson & Johnson offer. On October 20, 1995, Brickell Partners also filed a purported class action complaint against the Company and its directors in the United States District Court for the Southern District of Florida alleging, among other things, breach of fiduciary duty and violation of Section 14(a) of the Securities and Exchange Act of 1934 and regulations promulgated thereunder.

On October 23, 1995, Laz L. Schneider, on behalf of the Laz L. Schneider IRA Rollover also filed a purported class action complaint against the Company and nine of its directors in the United States District Court for the Southern District of Florida, alleging, among other things, breach of fiduciary duty and violation of Section 14(a) of the Securities and Exchange Act of 1934 and regulations promulgated thereunder.

The Company believes that the allegations contained in these complaints are without merit and intends to vigorously defend itself.

Item 4.  Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of the Company was held on October 10, 1995. There were 12,119,324 shares of common stock represented at the meeting in person or by proxy. The following business was transacted:

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to management's nominees for Directors as listed in the Proxy Statement and all such nominees were elected.

The Board of Directors' selection of Deloitte & Touche to be the Company's independent auditors for the fiscal year ending June 30, 1996, was ratified by 12,020,572 votes. There were 79,497 votes against with 19,255 abstentions.

Voting on the proposal to amend the restated Articles of Incorporation to increase the authorized common stock was as follows: 6,886,205 votes for, 5,178,774 votes against, and 54,345 abstentions. Although receiving a majority of the votes cast for the proposal, the proposal did not receive the required majority of the outstanding shares and accordingly the proposal was not approved.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibit 11  Computation of primary earnings per share.

b) On October 23, 1995 a report on Form 8-K was filed to report under Item 5, the adoption of a bylaw provision regarding a record date procedure for written consent solicitations. On October 25, 1995 a report on Form 8-K was filed to report under
   Item 5 the adoption of a new shareholder rights agreement.


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


                       Date:        October 26, 1995