Form 10-Q
period 1995-12-31
CORDIS CORP
filed 1996-02-09
CIK 24654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

or

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

The registrant had outstanding 16,524,852 shares of common stock
(par value $1.00 per share) as of February 2, 1996.





                            CORDIS CORPORATION

                                 FORM 10-Q


                   THREE MONTHS ENDED DECEMBER 31, 1995



                                   INDEX



                                                         Page No.

PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements ........................ 1

               Consolidated Statements of Operations........ 2
               Consolidated Balance Sheets ................. 3
               Consolidated Statements of Cash Flows ....... 4
               Notes to Consolidated Financial Statements .. 5

     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations ............................. 6-8



PART II.       OTHER INFORMATION:

     Item 1.   Legal Proceedings............................ 8-9

     Item 5.   Other Information............................ 9

     Item 6.   Exhibits and Reports on Form 8-K............. 9

Signature .................................................. 10


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          The interim financial information herein is unaudited. However, in the opinion of Management, such information reflects all adjustments, consisting only of normal recurring accruals and those adjustments related to business combination expenses, necessary for a fair presentation of the information shown. The financial statements and notes presented herein do not contain certain information included in the Company's annual financial statements and notes. Certain amounts in prior years have been reclassified to conform to the fiscal 1996 Consolidated Financial Statement presentation.

          Results for interim periods are not necessarily indicative of results expected for the full year.




                            CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months and Six Months Ended December 31, 1995 and 1994
                                (Unaudited)
              (Dollars in thousands except per share amounts)


                             Three Months          Six Months

                            1995      1994      1995      1994

Net sales                 $132,585  $105,264  $256,026  $203,375

Operating costs and
  expenses:
Cost of goods sold          47,349    40,958    95,830    79,004
Research and
  development               10,827     8,096    20,654    15,966
Selling, general and
  administrative            47,413    34,639    88,187    67,712
Total operating costs
  and expenses             105,589    83,693   204,671   162,682

Operating profit            26,996    21,571    51,355    40,693

Other (income) deductions:
Business combination
  expenses                   7,000         -     7,000         -
Other (income) expenses,
  net of interest income      (319)      865      (587)      282
Income before income
  taxes                     20,315    20,706    44,942    40,411
Provision for income
  taxes                     10,116     7,724    19,654    15,796

Net income                $ 10,199  $ 12,982  $ 25,288  $ 24,615


Earnings per share        $    .59  $    .78  $   1.48  $   1.48



See accompanying notes.



                             CORDIS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                    December 31, 1995 and June 30, 1995
                          (Dollars in thousands)

                                       December 31     June 30
                                       (Unaudited)    (Audited)
ASSETS
Current assets:
Cash and cash equivalents               $   97,930    $  100,558
Accounts receivable, net                   110,007       103,835
Inventories:
  Finished goods                            40,109        36,306
  Work-in-process                           11,575        12,188
  Raw materials and supplies                16,188        10,089
                                            67,872        58,583
Deferred income taxes                       15,417         7,133
Other current assets                        20,947        17,480
    Total current assets                   312,173       287,589
Property, plant and equipment, net of
  accumulated depreciation of $86,393
  at December 31 and $81,076 at June 30     94,857        88,493
Minority investment in Biosense, Inc.       15,000         1,000
Deferred income taxes                        1,460         9,628
Other assets                                16,480         8,252
                                        $  439,970    $  394,962
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                           $    6,930    $    9,828
Accounts payable                            15,702        14,854
Accrued expenses                            75,698        61,724
Income taxes payable                         9,002         6,933
Current portion of long-term debt              550           669
    Total current liabilities              107,882        94,008
Long-term liabilities:
Long-term debt                               1,102         1,484
Other long-term liabilities                 14,912        17,625
    Total long-term liabilities             16,014        19,109
    Total liabilities                      123,896       113,117

Commitments and contingencies (Note 2)

Shareholders' equity:
Common stock, $1 par value; authorized
  50,000,000 shares; issued and out-
  standing 16,518,019 shares at December 31
  and 16,361,568 shares at June 30          16,518        16,362
Capital in excess of par value              84,155        74,503
Retained earnings                          190,988       165,866
Unrealized gain on investment, net of
  deferred income taxes of $3,803 at
  December 31 and $1,755 at June 30          6,760         2,745
Foreign currency translation adjustments    17,653        22,369
    Total shareholders' equity             316,074       281,845
                                        $  439,970    $  394,962

See accompanying notes.

                           CORDIS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended December 31, 1995 and 1994
                                (Unaudited)
                          (Dollars in thousands)

                                             1995          1994
Cash flows from operating activities:
  Net income                              $ 25,288      $ 24,615
  Noncash items included therein:
    Depreciation and amortization            7,299         6,206
    Deferred income tax (benefit) provision   (333)        3,138
    Provisions for inventory obsolescence,
      doubtful accounts and other            1,825         1,562
Changes in assets and liabilities:
  Increase in accounts receivable           (8,152)       (5,896)
  Increase in inventories                   (9,442)       (6,919)
  Decrease in other current assets           2,342           484
  Increase in other assets                  (6,349)         (617)
  Increase in accounts payable
    and accruals                            17,660           526
  Increase in current and deferred income
    taxes payable, net                       2,200            72
    Other, net                                (881)          173

  Net cash provided by operating activities 31,457        23,344

Cash flows from investing activities:
  Additions to property, plant
     and equipment                         (13,582)      (10,486)
  Purchase of minority investment in
    Biosense, Inc.                         (14,000)            -
  Purchase of assets related to custom pack
    business                                (6,527)            -
  Proceeds from the sale of short-term
    investments                                  -         7,018
  Proceeds from the sale of property, plant
    and equipment                               48            44

  Net cash used in investing activities    (34,061)       (3,424)

Cash flows from financing activities:
  Debt retirement                           (3,687)       (6,262)
  Dividends paid                              (166)            -
  Proceeds from the sale of common stock     4,744         1,012

  Net cash provided by (used in)
    financing activities                       891        (5,250)

Effect of exchange rate changes on cash       (915)           75

(Decrease) increase in cash and cash
  equivalents                               (2,628)       14,745

Cash and cash  equivalents:
  Beginning of period                      100,558        48,531

  End of period                           $ 97,930      $ 63,276


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

   In September 1991, the Company executed an agreement to sublease ATC for a term equal to the remaining term of the capital lease. In December 1994, the sublessee's parent sold the assets of the sublessee to an unrelated third party. In June 1995, the sublessee exercised its option to cancel the sublease, which resulted in the sublessee vacating the building and paying the Company a termination penalty of $5.45 million. The Company believes that the proceeds from the termination penalty, combined with the current reserve for future carrying costs, will be sufficient to cover the carrying costs of the building until a replacement tenant or buyer can be found. Accordingly, the Company does not believe that the cancellation of the sublease will have a material effect on the future liquidity or financial condition of the Company.

   The assets and liabilities related to ATC are reflected below
   in thousands:
                                         December 31,    June 30,
                                            1995           1995

   Net property, plant and equipment      $ 11,928      $ 16,261
   Other assets                                606         1,253
   Liabilities                             (15,352)      (15,799)
   Reserve for future costs                 (8,454)       (7,410)
                                           (11,272)       (5,695)
   Amount included in current
      (liabilities) assets                  (2,654)        2,930

   Net liabilities - non-current          $ (8,618)     $ (8,625)


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The Company, Johnson & Johnson ("J&J"), a New Jersey corporation, and JNJ Merger Corp., a wholly owned subsidiary of J&J ("Merger Sub"), a Florida corporation, have entered into an Agreement and Plan of Merger dated as of November 12, 1995, as amended on December 27, 1995 (the "Merger Agreement"), which provides for, among other things, the Merger of Merger Sub into the Company. Pursuant to the Merger Agreement, the Company will become a wholly owned subsidiary of J&J, and each share of Common Stock, par value $1.00 per share, of the Company, issued and outstanding at the effective time of the Merger, together with the associated right under the Company's Rights Agreement, will be converted into the right to receive that number of shares of Common Stock, par value $1.00 per share, of J&J equal to the amount obtained by dividing $109 by the average of the closing prices per share of J&J Common Stock on the New York Stock Exchange for the 10 trading days immediately preceding the closing date of the Merger. The Merger is more completely described in the Proxy Statement/Prospectus dated January 25, 1996 which is incorporated by reference. A special meeting of the shareholders of the Company, will be held on Friday, February 23, 1996 to consider and vote upon a proposal to approve the Merger Agreement.

Liquidity and Capital Resources

During the six months ended December 31, 1995, operations generated cash of approximately $31.5 million compared to $23.3 million in the same period last year. The $8.1 million increase was principally caused by increases in accrued expenses offset partially by an increase in other assets. Net cash used in investing activities increased to $34.1 million from $3.4 million a year ago. The $30.6 million increase was principally due to the purchase of a minority investment in Biosense, Inc. for $14.0 million, the purchase of the assets related to a custom pack business for $6.5 million, and proceeds of $7.0 million received from the sale of short-term investments in fiscal 1995 which did not recur. Cash provided by financing activities was approximately $6.1 million higher than a year ago due principally to lower debt retirement and higher proceeds from the sale of common stock.

Working capital was $204.3 million at December 31, 1995, a $10.7 million increase from June 30, 1995. The increase was principally due to higher inventory, accounts receivable and deferred income tax balances offset by higher accrued expenses. Between December 31, 1995 and June 30, 1995 the current ratio decreased to 2.9 from
3.1 primarily due to the accrual of the business combination expenses.

The Company has a $25 million line of credit and a $2 million letter of credit facility with a U.S. bank. No borrowings were outstanding under the agreement either at December 31, 1995 or June 30, 1995. This credit facility will be terminated if the Merger is consummated. In addition, the Company continues its policy of borrowing funds in Europe to provide financing of local receivables and to partially hedge its foreign currency positions. At December 31, 1995 such loans totaled $6.9 million compared to $9.8 million at June 30, 1995.

Management anticipates that cash generated from operations and cash on hand will be sufficient to meet the Company's current operating requirements and to cover the effects of the cancellation of the sublease of ATC by the sublessee. On a long-term basis, management will continue to address the Company's liquidity requirements and implement necessary financing strategies.

Net Sales

For the three and six months ended December 31, 1995, net sales were $132.6 million and $256.0 million, respectively, up $27.3 million (26%) and $52.7 million (26%) from the same periods last year. The increase in sales for both the three and six month periods were principally due to increased sales volumes of the Company's interventional angiographics products, offset by continued decreases in the average selling prices for such products. U.S. sales increased by 31% and 26%, respectively, for the three and six months ended December 31, 1995 and accounted for 39% of total sales in the current quarter compared to 38% a year ago. Foreign sales increased by 23% and 26% in the respective periods; had currency exchange rates remained constant throughout the periods the increases in foreign sales would have been 17% and 19%, respectively. Sales of angiographic products were $128.3 million and $247.4 million respectively, for the three and six months ended December 31, 1995, which represented increases over the prior year of $27.1 million (27%) and $52.1 million (27%), respectively. Sales of neuroscience products increased $0.2 million (5%) and $0.6 million (7%) in the respective periods.

Operating Costs and Expenses

Cost of goods sold expressed as a percent of sales was 36% and 37%, respectively, in the three and six months ended December 31, 1995, compared to 39% in each of the three and six months ended December 31, 1994. The increases in the gross margins, from 61% to 64% for the comparable quarters and from 61% to 63% for the six months, were principally due to lower unit product costs in the U.S. which resulted from increased production volumes of angiographic products, and a more favorable sales mix. These factors more than offset the adverse impact upon margins of the aforementioned decline in average selling prices for the Company's interventional cardiology products in the U.S. and Europe.

Research and development expenses for the three and six months ended December 31, 1995 were $10.8 million and $20.7 million respectively, increases of $2.7 million (34%) and $4.7 million (29%) from the prior year. The increases in research and development expenses were principally due to higher spending on interventional angiography and electrophysiology product lines in the U.S. and diagnostic angiography products in Europe. Expressed as a percent of sales, research and development expenses were 8% in all periods presented.

Selling, general and administrative expenses for the three and six months ended December 31, 1995 were $47.4 million and $88.2 million respectively, up $12.8 million (37%) and $20.5 million (30%) from the corresponding periods of last year. The increases in selling, general and administrative expenses were principally due to higher employee incentives and legal expenses, increased sales commissions and promotional expenses due to higher sales, higher salaries and employee benefits attributable to headcount increases and adverse foreign currency exchange rate effects. If currency rates had remained constant throughout the periods, selling, general and administrative expenses would have increased 33% and 26%, respectively, over last year. Expressed as a percent of sales, selling, general and administrative expenses were 36% and 34%, respectively, in the three and six months ended December 31, 1995 compared to 33% in each of the three and six month periods ended December 31, 1994.

Business Combination Expenses

The $7.0 million expense for the three and six months ended
December 31, 1995 ($0.41 per share) represents estimated legal and investment banker costs, registration fees and other expenses incurred for the periods in connection with the Merger.

Other (Income) Expenses, Net of Interest Income

Other (income) expenses, net of interest income increased by $1.2 million and $0.9 million, respectively, in the three and six months ended December 31, 1995 compared to the prior fiscal year. The increases were principally due to accruals in the prior fiscal year for legal costs pertaining to a lawsuit related to the Company's former pacing operations which did not recur in fiscal 1996.

Income Taxes

The consolidated effective income tax rates for the three and six months ended December 31, 1995 were 50% and 44%, respectively, compared to 37% and 39% in the corresponding prior year periods. The 13 percentage point increase in the current quarter's rate and the 5 percentage point increase in the rate for the six months were principally due to the incurrence of the aforementioned business combination costs, which are not deductible for income tax purposes. Without these expenses, the effective rate for the current quarter would have been the same as last year, and the rate for the six months would have been one percentage point lower.

Net Income

Net income for the three and six months ended December 31, 1995 was $10.2 million ($0.59 per share) and $25.3 million ($1.48 per share), respectively, compared to $13.0 million ($0.78 per share) and $24.6 million ($1.48 per share) in the prior year periods. Excluding the business combination costs of $7.0 million ($0.41 per share), net income for the three and six months ended December 31, 1995 would have been $17.2 million ($1.00 per share) and $32.3 million ($1.89 per share), respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a co-defendant in two class actions asserting product liability claims arising out of certain pacing leads manufactured and sold by TPLC, Inc. ("TPLC"), an affiliate of TNC Medical Devices PTE Ltd. and a subsidiary of Telectronics Pacing Systems. The Company was named in a third action but was not served with the complaint within the required time period. Approximately 240 suits involving the same models of leads have been filed against TPLC and its affiliates to date. The Judicial Panel on Multidistrict Litigation has consolidated approximately 200 of those actions for pretrial proceedings in the United States District Court, Southern District of Ohio, Western Division (Cincinnati). Neither the Company nor its subsidiaries have been named as defendants in the master class action complaint filed in the consolidated proceedings. The plaintiffs have requested that the Company sign a tolling agreement and have indicated that if a final agreement is not reached, plaintiffs' counsel will amend the master class action complaint to include the Company. On November 17, 1995, a class was certified in the consolidated proceedings with respect to TPLC and certain other defendants. That certification did not apply to the Company. The Company has filed motions requesting that it be dismissed from the actions in which it has been named as a defendant, asserting, among other things, that it did not manufacture, sell or distribute the leads that are the subject of the litigation.

In the Shareholder Actions filed in the United States District Court for the Southern District of Florida against the Company and its current directors and a former director, the Company filed its answer. The Company believes that the shareholders' claims are moot as a result of the Merger Agreement. The Court has ordered that the parties meet to agree on scheduling issues.

Item 5. Other Information

On January 22, 1996, J&J and the Company announced that the due diligence period pursuant to the Merger Agreement had expired and that a special meeting of the Company's shareholders to approve the Merger Agreement had been scheduled for February 23, 1996.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit 11  Computation of primary earnings per share.

b) On October 23, 1995, a report on Form 8-K was filed to report under Item 5, the adoption of a bylaw provision regarding a record date procedure for written consent solicitations.

   On October 25, 1995, a report on Form 8-K was filed to report under Item 5, the adoption of a new shareholder rights agreement.

   On November 12, 1995, a report on Form 8-K was filed to report under Item 5, the Agreement and Plan of Merger entered into between Cordis Corporation, Johnson & Johnson and JNJ Merger
   Corp.

   On December 27, 1995, a report on Form 8-K was filed to report under Item 5, a First Amendment to the Agreement and Plan of Merger referred to in the preceding paragraph whereby Johnson & Johnson's due diligence review period was extended until January 22, 1996.



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


                      Date:        February 9, 1996